Form 10-Q
period 2013-06-30
CASH AMERICA INTERNATIONAL INC
filed 2013-07-26
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes    ☐        No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,159,548 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 22, 2013.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. and its subsidiaries (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

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

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	the ability of the Company to maintain an allowance or liability for estimated losses on consumer loans that are adequate to absorb credit losses;

•	changes in demand for the Company’s services and changes in competition in the Company’s online channel;

•	the ability of the Company to attract and retain qualified executive officers;

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems;

•	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations;

•	interest rate and foreign currency exchange rate fluctuations;

•	changes in the capital markets, including the debt and equity markets;

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;

•	cyber attacks or security breaches;

•	acts of God, war or terrorism, pandemics and other events;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$131,905	$68,939	$63,134
Pawn loans	229,574	232,909	244,640
Consumer loans, net	287,127	226,364	289,418
Merchandise held for disposition, net	155,112	144,814	167,409
Pawn loan fees and service charges receivable	45,566	44,606	48,991
Income taxes receivable	25,495	—	—
Prepaid expenses and other assets	30,985	34,578	35,605
Deferred tax assets	43,628	37,846	48,992

Total current assets	949,392	790,056	898,189
Property and equipment, net	250,842	255,685	261,771
Goodwill	608,242	564,313	608,216
Intangible assets, net	34,067	32,819	36,473
Other assets	21,571	15,503	13,609

Total assets	$1,864,114	$1,658,376	$1,818,258

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$123,037	$93,569	$126,664
Customer deposits	12,962	11,537	11,420
Income taxes currently payable	—	2,135	5,922
Current portion of long-term debt	22,606	35,939	43,617

Total current liabilities	158,605	143,180	187,623
Deferred tax liabilities	103,759	93,930	101,711
Noncurrent income tax payable	36,834	2,449	2,703
Other liabilities	1,609	1,137	888
Long-term debt	547,218	438,462	534,713

Total liabilities	$848,025	$679,158	$827,638

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	156,349	166,135	157,613
Retained earnings	946,483	845,292	879,434
Accumulated other comprehensive (loss) income	(362)	(3,988)	3,128
Treasury shares, at cost (2,107,082 shares, 929,223 shares and 1,351,712 shares as of June 30, 2013 and 2012, and as of December 31, 2012, respectively)	(89,405)	(34,861)	(51,304)

Total Cash America International, Inc. shareholders’ equity	1,016,089	975,602	991,895
Noncontrolling interest	—	3,616	(1,275)

Total equity	1,016,089	979,218	990,620

Total liabilities and equity	$1,864,114	$1,658,376	$1,818,258

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Pawn loan fees and service charges	$72,728	$72,051	$148,642	$144,950
Proceeds from disposition of merchandise	131,532	155,956	310,249	364,339
Consumer loan fees	202,431	180,722	412,636	353,562
Other	4,260	2,915	7,552	6,281

Total Revenue	410,951	411,644	879,079	869,132

Cost of Revenue
Disposed merchandise	88,961	105,639	210,296	243,960
Consumer loan loss provision	77,229	72,397	152,081	134,780

Total Cost of Revenue	166,190	178,036	362,377	378,740

Net Revenue	244,761	233,608	516,702	490,392

Expenses
Operations and administration	177,513	164,190	354,337	334,345
Depreciation and amortization	18,000	15,187	35,531	29,808

Total Expenses	195,513	179,377	389,868	364,153

Income from Operations	49,248	54,231	126,834	126,239
Interest expense	(8,903)	(6,693)	(16,348)	(13,869)
Interest income	5	28	68	57
Foreign currency transaction gain (loss)	65	(252)	(312)	(165)
Equity in loss of unconsolidated subsidiary	(25)	(31)	(136)	(148)

Income before Income Taxes	40,390	47,283	110,106	112,114
Provision for income taxes	14,946	18,063	40,740	42,371

Net Income	25,444	29,220	69,366	69,743
Net (income) loss attributable to the noncontrolling interest	(312)	600	(308)	1,544

Net Income Attributable to Cash America International, Inc.	$25,132	$29,820	$69,058	$71,287

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$0.88	$1.01	$2.39	$2.41
Diluted	$0.81	$0.94	$2.23	$2.24
Weighted average common shares outstanding:
Basic	28,721	29,645	28,910	29,631
Diluted	30,845	31,822	31,023	31,867
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$25,444	$29,220	$69,366	$69,743
Other comprehensive (loss) gain, net of tax:
Unrealized derivatives gain (a)	—	—	—	12
Foreign currency translation (loss) gain(b)	(3,781)	(7,241)	(3,347)	2,374
Marketable securities(c)	(895)	(206)	(254)	544

Total other comprehensive (loss) gain, net of tax	(4,676)	(7,447)	(3,601)	2,930

Comprehensive income	$20,768	$21,773	$65,765	$72,673
Net (income) loss attributable to the noncontrolling interest	(312)	600	(308)	1,544
Foreign currency translation loss (gain), net of tax, attributable to the noncontrolling interest	112	(1)	111	(22)

Comprehensive (income) loss attributable to the noncontrolling interest	(200)	599	(197)	1,522

Comprehensive income attributable to Cash America International, Inc.	$20,568	$22,372	$65,568	$74,195

(a)	Net of tax provision of $6 for the six months ended June 30, 2012.
(b)	Net of tax benefit (provision) of $319 and $1,052 for the three months ended June 30, 2013 and 2012, respectively, and $1,739 and $(53) for the six months ended June 30, 2013 and 2012, respectively.
(c)	Net of tax benefit (provision) of $481 and $111 for the three months ended June 30, 2013 and 2012, respectively, and $136 and $(292) for the six months ended June 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(5,915)			170,670	6,414	499		499
Stock-based compensation expense			3,079					3,079		3,079
Income tax benefit from stock-based compensation			1,288					1,288		1,288
Net income attributable to Cash America International, Inc.				71,287				71,287		71,287
Dividends paid				(2,055)				(2,055)		(2,055)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					2,352			2,352	22	2,374
Marketable securities unrealized gain, net of tax					544			544		544
Purchases of treasury shares						(88,537)	(3,856)	(3,856)		(3,856)
Loss attributable to the noncontrolling interest								—	(1,544)	(1,544)

Balance as of June 30, 2012	30,235,164	$3,024	$166,135	$845,292	$(3,988)	(929,223)	$(34,861)	$975,602	$3,616	$979,218

Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,833)			124,108	4,833	—		—
Stock-based compensation expense			2,791					2,791		2,791
Income tax benefit from stock-based compensation			569					569		569
Net income attributable to Cash America International, Inc.				69,058				69,058		69,058
Dividends paid				(2,009)				(2,009)		(2,009)
Foreign currency translation loss, net of tax					(3,236)			(3,236)	(111)	(3,347)
Marketable securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(879,478)	(42,934)	(42,934)		(42,934)
Income from noncontrolling interest								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287

Balance as of June 30, 2013	30,235,164	$3,024	$156,349	$946,483	$(362)	(2,107,082)	$(89,405)	$1,016,089	$—	$1,016,089

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$69,366	$69,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	35,531	29,808
Amortization of debt discount and issuance costs	3,055	1,874
Consumer loan loss provision	152,081	134,780
Stock-based compensation	2,791	3,079
Deferred income taxes, net	9,287	1,127
Excess income tax benefit from stock-based compensation	(569)	(1,288)
Other	1,954	2,924
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	9,252	11,392
Pawn loan fees and service charges receivable	3,454	3,519
Finance and service charges on consumer loans	(344)	571
Prepaid expenses and other assets	318	(5,446)
Accounts payable and accrued expenses	(555)	(10,678)
Current and noncurrent income taxes	3,380	(9,143)
Other operating assets and liabilities	1,536	1,600

Net cash provided by operating activities	290,537	233,862

Cash Flows from Investing Activities
Pawn loans made	(350,648)	(370,825)
Pawn loans repaid	219,807	225,138
Principal recovered through dispositions of forfeited pawn loans	146,618	170,339
Consumer loans made or purchased	(958,816)	(873,535)
Consumer loans repaid	806,397	731,686
Acquisitions, net of cash acquired	(923)	(4,720)
Purchases of property and equipment	(22,392)	(36,713)
Proceeds from sale of marketable securities	6,616	—
Other investing activities	297	(397)

Net cash used in investing activities	(153,044)	(159,027)

Cash Flows from Financing Activities
Net payments under bank lines of credit	(301,011)	(56,925)
Issuance of long-term debt	300,000	—
Net proceeds from re-issuance of treasury shares	—	499
Debt issuance costs paid	(9,862)	—
Payments on notes payable	(9,167)	(7,502)
Excess income tax benefit from stock-based compensation	569	1,288
Treasury shares purchased	(42,934)	(3,680)
Dividends paid	(2,009)	(2,055)
Purchase of noncontrolling interest	(4)	—

Net cash used in financing activities	(64,418)	(68,375)

Effect of exchange rates on cash	(4,304)	(63)

Net increase in cash and cash equivalents	68,771	6,397
Cash and cash equivalents at beginning of year	63,134	62,542

Cash and cash equivalents at end of period	$131,905	$68,939

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$145,986	$166,789
Pawn loans renewed	$127,314	$135,620
Consumer loans renewed	$333,526	$316,599

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of June 30, 2013 and 2012 and for the three- and six-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Through April 2013, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”). The Company qualified as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal were consolidated and allocated to net income attributable to noncontrolling interests. In May 2013, the Company acquired the remaining outstanding common stock of Huminal to increase its ownership to 100% of Huminal and, as a result, Huminal became a wholly-owned subsidiary of the Company as of that date. The Company accounted for this transaction as a change in ownership interests that does not result in a change in control.

Cash and Cash Equivalents

The Company considers cash on hand in operating locations, deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents. Cash equivalents are principally invested in short-term money market funds.

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

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which improves the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line items on the consolidated statements of income that compose net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position, results of operations or other comprehensive income. See Note 6 for further discussion.

In July 2012, the FASB issued ASU 2012-02. ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC 350, Intangibles—Goodwill and Other. If a company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”). ASU 2011-11 requires a company to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the statement of financial position or are subject to an enforceable master netting or similar arrangement. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which limits the scope of ASU 2011-11 by requiring additional disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning January 1, 2013. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, and the adoption of these standards did not have a material effect on its financial position or results of operations. See Note 12 for further discussion.

Accounting Standards to be Adopted in Future Periods

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on the Company’s financial condition, results of operations, or other comprehensive income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company’s financial condition, results of operations, or other comprehensive income.

2.	Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of June 30, 2013 and 2012 and December 31, 2012, the Company had current pawn loans outstanding of $222.9 million, $228.4 million and $235.3 million, respectively, and delinquent pawn loans outstanding of $6.7 million, $4.5 million and $9.3 million, respectively.

3.	Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and fees on short-term loans	$126,560	$137,940	$266,775	$274,582
Interest and fees on line of credit accounts	28,283	14,270	51,517	25,921
Interest and fees on installment loans	47,588	28,512	94,344	53,059

Total consumer loan revenue	$202,431	$180,722	$412,636	$353,562

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest unless a loan is returned to current status. In addition, generally delinquent consumer loans may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. All payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends in current loans. For delinquent short-term loans, the allowance or liability for estimated losses is based on a six-month rolling average of loss rates by stage of collection. For line of credit accounts and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of June 30, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	As of June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$119,084	$51,508	$124,126	$294,718
Delinquent loans	49,074	6,563	16,635	72,272

Total consumer loans, gross	168,158	58,071	140,761	366,990
Less: allowance for losses	(42,068)	(10,649)	(27,146)	(79,863)

Consumer loans, net	$126,090	$47,422	$113,615	$287,127

	As of June 30, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$123,261	$27,440	$76,644	$227,345
Delinquent loans	53,494	3,155	12,941	69,590

Total consumer loans, gross	176,755	30,595	89,585	296,935
Less: allowance for losses	(45,409)	(5,243)	(19,919)	(70,571)

Consumer loans, net	$131,346	$25,352	$69,666	$226,364

	As of December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$146,732	$36,603	$117,641	$300,976
Delinquent loans	52,565	6,097	15,483	74,145

Total consumer loans, gross	199,297	42,700	133,124	375,121
Less: allowance for losses	(45,982)	(11,107)	(28,614)	(85,703)

Consumer loans, net	$153,315	$31,593	$104,510	$289,418

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$42,570	$8,064	$27,033	$77,667
Consumer loan loss provision	42,039	9,919	24,319	76,277
Charge-offs	(52,852)	(8,874)	(27,731)	(89,457)
Recoveries	10,311	1,540	3,525	15,376

Balance at end of period	$42,068	$10,649	$27,146	$79,863

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,547	$—	548	$2,095
Increase in liability	892	—	60	952

Balance at end of period	$2,439	$—	608	$3,047

	Three Months Ended June 30, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$39,907	$3,518	$15,288	$58,713
Consumer loan loss provision	49,774	5,185	16,636	71,595
Charge-offs	(53,558)	(3,735)	(13,206)	(70,499)
Recoveries	9,286	275	1,201	10,762

Balance at end of period	$45,409	$5,243	$19,919	$70,571

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,630	$—	$363	$1,993
Increase in liability	787	—	15	802

Balance at end of period	$2,417	$—	$378	$2,795

	Six Months Ended June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	88,592	16,472	47,468	152,532
Charge-offs	(113,642)	(20,076)	(55,475)	(189,193)
Recoveries	21,136	3,146	6,539	30,821

Balance at end of period	$42,068	$10,649	$27,146	$79,863

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$—	$564	$3,498
(Decrease) increase in liability	(495)	—	44	(451)

Balance at end of period	$2,439	$—	$608	$3,047

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2012
	Short- term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$46,406	$3,723	$12,943	$63,072
Consumer loan loss provision	95,307	8,606	31,134	135,047
Charge-offs	(114,814)	(7,755)	(26,543)	(149,112)
Recoveries	18,510	669	2,385	21,564

Balance at end of period	$45,409	$5,243	$19,919	$70,571

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,617	$—	$445	$3,062
Decrease in liability	(200)	—	(67)	(267)

Balance at end of period	$2,417	$—	$378	$2,795

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of June 30, 2013 and 2012 and December 31, 2012, the amount of consumer loans guaranteed by the Company was $50.9 million, $54.0 million and $64.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.0 million, $2.8 million and $3.5 million, as of June 30, 2013 and 2012 and December 31, 2012, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

4.	Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of June 30, 2013 and 2012 and December 31, 2012 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of June 30,						As of December 31,
	2013			2012			2012
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$150,084	$(840)	$149,244	$133,458	$(700)	$132,758	$162,495	$(840)	$161,655
Foreign	5,977	(109)	5,868	12,056	—	12,056	5,765	(11)	5,754

Total	$156,061	$(949)	$155,112	$145,514	$(700)	$144,814	$168,260	$(851)	$167,409

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of June 30, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	Balance as of
	June 30,		December 31,
	2013	2012	2012
Domestic and multi-currency line of credit due 2018	$—	$223,914	$301,011
6.12% senior unsecured notes due 2012	—	13,333	—
6.09% senior unsecured notes due 2016	28,000	35,000	28,000
7.26% senior unsecured notes due 2017	20,000	25,000	25,000
Variable rate senior unsecured notes due 2018	37,500	45,833	41,667
5.75% senior unsecured notes due 2018	300,000	—	—
6.00% Series A senior unsecured notes due 2019	47,000	—	47,000
6.21% senior unsecured notes due 2021	20,455	22,727	20,455
6.58% Series B senior unsecured notes due 2022	5,000	—	5,000
5.25% convertible senior notes due 2029	111,869	108,594	110,197

Total debt	$569,824	$474,401	$578,330
Less current portion	22,606	35,939	43,617

Total long-term debt	$547,218	$438,462	$534,713

Domestic and Multi-Currency Line

The Company’s domestic and multi-currency line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”), was amended by the Company on May 10, 2013. The primary provisions of the amendment to the Domestic and Multi-currency Line include an extension of the maturity date from March 31, 2015 to March 31, 2018 and a decrease in the total credit available from $380.0 million to $280.0 million, subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate for one-, two-, three- or six-month periods, as selected by the Company for the first interest rate period, and for subsequent interest rate periods, one week or two weeks or one-, two-, three- or six-month periods, as selected by the Company (“LIBOR”), plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the credit agreement entered into in connection with the Domestic and Multi-currency Line. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% as of June 30, 2013) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 2.77% and 3.06% as of June 30, 2012 and December 31, 2012, respectively.

As of June 30, 2013, the Company had no outstanding borrowings under its Domestic and Multi-currency Line. As of June 30, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from one to six days. The Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line; therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Variable Rate Senior Unsecured Notes

When the Company amended its Domestic and Multi-currency Line, it also extended the maturity date of its $50.0 million variable rate term loan facility (the “2018 Variable Rate Notes”) from March 31, 2015 to March 31, 2018. The 2018 Variable Rate Notes are payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2018. Interest on the 2018 Variable Rate Notes is charged, at the Company’s option, at either LIBOR (as defined above) plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The weighted average interest rate (including margin) on the 2018 Variable Rate Notes was 3.75% as of each of June 30, 2013 and 2012 and December 31, 2012.

In connection with the amendment of the Domestic and Multi-currency Line and the 2018 Variable Rate Notes, the Company incurred debt issuance costs of approximately $1.8 million during the six months ended June 30, 2013, which primarily consisted of commitment fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the Company’s consolidated balance sheet.

$300.0 Million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”). The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount of the 2018 Senior Notes, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

The 2018 Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at 100% of the aggregate principal amount of 2018 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the Indenture that governs the 2018 Senior Notes (the “2018 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the 2018 Senior Notes Indenture, the holders of 2018 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2018 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of 2018 Senior Notes repurchased plus accrued and unpaid interest, if any, as of the date of repurchase.

In addition, on May 15, 2013 the Company entered into a registration rights agreement with the initial purchasers (the “Registration Rights Agreement”) of the 2018 Senior Notes, pursuant to which the Company agreed to use commercially reasonable efforts to issue in exchange for the 2018 Senior Notes, on or prior to the 270th day following the closing date of the issuance and sale of the 2018 Senior Notes, identical new notes registered under the Securities Act. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2018 Senior Notes. If the Company does not comply with certain covenants set forth in the Registration Rights Agreement, it must pay liquidated damages to holders of the 2018 Senior Notes.

In the second quarter of 2013, the Company used a portion of the net proceeds from the 2018 Senior Notes issuance to repay all outstanding balances under its Domestic and Multi-currency Line, which were $202.0 million on May 15, 2013. The Company intends to use the remaining net proceeds from the issuance to repay other outstanding indebtedness and for general corporate purposes.

In connection with the issuance of the 2018 Senior Notes, the Company incurred debt issuance costs of approximately $8.1 million during the six months ended June 30, 2013, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the Company’s consolidated balance sheet.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Other

When the Company entered into its Domestic and Multi-currency Line, it also entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). When the Company amended its Domestic and Multi-currency Line, it also extended the maturity date of its Letter of Credit Facility from March 31, 2015 to March 31, 2018. The Company had standby letters of credit of $16.3 million under its Letter of Credit Facility as of June 30, 2013.

The Company’s debt agreements for its Domestic and Multi-currency Line and its senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2013, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

6.	Reclassification out of Accumulated Other Comprehensive Income

In accordance with ASU 2013-02, the reclassification adjustments from Accumulated other comprehensive income (“AOCI”) to Net income for the three and six months ended June 30, 2013 were as follows (dollars in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$3,307	$895	$4,202	$2,874	$254	$3,128
Other comprehensive income before reclassifications	(3,669)	(268)	(3,937)	(3,236)	373	(2,863)
Amounts reclassified from AOCI(a)	—	(627)	(627)	—	(627)	(627)

Net change in AOCI	(3,669)	(895)	(4,564)	(3,236)	(254)	(3,490)

Balance at the end of period	$(362)	$—	$(362)	$(362)	$—	$(362)

(a)

The gain on marketable securities reclassified out of AOCI for the three and six months ended June 30, 2013 is composed of a $964 gain and income tax expense of $337. The gain and income tax expense are included in “Other revenue” and “Provision for income taxes,” respectively, in the consolidated statements of income.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and six months ended June 30, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Cash America International, Inc.	$25,132	$29,820	$69,058	$71,287

Denominator:
Total weighted average basic shares (a)	28,721	29,645	28,910	29,631
Shares applicable to stock-based compensation(b)	75	285	89	290
Convertible debt(c)	2,049	1,892	2,024	1,946

Total weighted average diluted shares (d)	30,845	31,822	31,023	31,867

Net income – basic	$0.88	$1.01	$2.39	$2.41

Net income – diluted	$0.81	$0.94	$2.23	$2.24

(a)

Includes vested and deferred restricted stock units of 313 and 284, as well as 31 and 31 shares held in the Company’s nonqualified deferred compensation plan for the three months ended June 30, 2013 and 2012, respectively, and vested and deferred restricted stock units of 312 and 282, as well as 31 and 32 shares held in the Company’s nonqualified deferred compensation plan for the six months ended June 30, 2013 and 2012, respectively.

(b)

For the three and six months ended June 30, 2013, includes shares related to unvested restricted stock unit awards. For the three and six months ended June 30, 2012, includes shares related to outstanding option awards that are exercisable and shares related to unvested restricted stock unit awards.

(c)

The shares issuable with respect to the Company’s senior unsecured convertible notes due 2029 (the “2029 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

(d)	There were 5 and 46 anti-dilutive shares for the three and six months ended June 30, 2013, respectively, and no anti-dilutive shares for the three and six months ended June 30, 2012.

8.	Income Taxes

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). In January 2013, the Company’s Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company intends to liquidate the remaining assets of Creazione, which are insignificant, during 2013. In connection with the final liquidation of Creazione, the Company intends to claim a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione. The Company could realize an income tax benefit of $33.2 million as a result of the worthless stock deduction. The Company intends to treat the deduction as an ordinary loss. However, the Internal Revenue Service could challenge the characterization of the loss. If the deduction is ultimately determined to be a capital loss, the tax benefit may not be realized. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the six months ended June 30, 2013, the Company recorded an additional income tax benefit of $23.9 million associated with its remaining tax basis in the stock of Creazione. In addition, the Company released the valuation allowance recorded in 2012 of $9.3 million and recorded a $33.2 million liability for uncertain tax benefits. As a result, there was no impact on the income tax provision for the six months ended June 30, 2013 related to the potential benefit for the Creazione worthless stock deduction.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The balance of the Company’s liability for unrecognized tax benefits as of June 30, 2013 was $35.0 million. The Company believes that it is reasonably possible that the entire amount of its unrecognized tax benefits will be recognized in 2013. The unrecognized tax benefit associated with the Creazione worthless stock deduction could be recognized in 2013 if the Company receives a favorable ruling on this matter. In addition, the Company’s unrecognized tax benefits associated with the pre-acquisition tax matters of Prenda Fácil could be recognized as a result of the lapse of the statute of limitations.

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

The following tables contain operating segment data for the three and six months ended June 30, 2013 and 2012 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Three Months Ended June 30, 2013
Revenue
Pawn loan fees and service charges	$70,802	$1,926	$72,728	$—	$—	$—	$—	$72,728
Proceeds from disposition of merchandise	127,214	4,318	131,532	—	—	—	—	131,532
Consumer loan fees	26,647	—	26,647	87,502	88,282	175,784	—	202,431
Other	1,918	829	2,747	361	16	377	1,136	4,260

Total revenue	226,581	7,073	233,654	87,863	88,298	176,161	1,136	410,951

Cost of revenue
Disposed merchandise	85,352	3,609	88,961	—	—	—	—	88,961
Consumer loan loss provision	7,112	—	7,112	33,343	36,774	70,117	—	77,229

Total cost of revenue	92,464	3,609	96,073	33,343	36,774	70,117	—	166,190

Net revenue	134,117	3,464	137,581	54,520	51,524	106,044	1,136	244,761

Expenses
Operations and administration	89,487	3,569	93,056	30,489	34,618	65,107	19,350	177,513
Depreciation and amortization	8,900	430	9,330	3,750	835	4,585	4,085	18,000

Total expenses	98,387	3,999	102,386	34,239	35,453	69,692	23,435	195,513

Income (loss) from operations	$35,730	$(535)	$35,195	$20,281	$16,071	$36,352	$(22,299)	$49,248

As of June 30, 2013
Total assets	$1,023,015	$123,601	$1,146,616	$389,155	$195,532	$584,687	$132,811	$1,864,114
Goodwill			$397,876			$210,366		$608,242

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Three Months Ended June 30, 2012
Revenue
Pawn loan fees and service charges	$68,185	$3,866	$72,051	$—	$—	$—	$—	$72,051
Proceeds from disposition of merchandise	144,484	11,472	155,956	—	—	—	—	155,956
Consumer loan fees	28,579	—	28,579	73,802	78,341	152,143	—	180,722
Other	2,185	211	2,396	288	11	299	220	2,915

Total revenue	243,433	15,549	258,982	74,090	78,352	152,442	220	411,644

Cost of revenue
Disposed merchandise	95,345	10,294	105,639	—	—	—	—	105,639
Consumer loan loss provision	6,603	—	6,603	30,643	35,151	65,794	—	72,397

Total cost of revenue	101,948	10,294	112,242	30,643	35,151	65,794	—	178,036

Net revenue	141,485	5,255	146,740	43,447	43,201	86,648	220	233,608

Expenses
Operations and administration	88,204	7,822	96,026	25,773	27,778	53,551	14,613	164,190
Depreciation and amortization	7,514	1,121	8,635	2,727	300	3,027	3,525	15,187

Total expenses	95,718	8,943	104,661	28,500	28,078	56,578	18,138	179,377

Income (loss) from operations	$45,767	$(3,688)	$42,079	$14,947	$15,123	$30,070	$(17,918)	$54,231

As of June 30, 2012
Total assets	$900,302	$113,498	$1,013,800	$360,912	$152,888	$513,800	$130,776	$1,658,376
Goodwill			$353,945			$210,368		$564,313

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Six Months Ended June 30, 2013
Revenue
Pawn loan fees and service charges	$144,976	$3,666	$148,642	$—	$—	$—	$—	$148,642
Proceeds from disposition of merchandise	301,364	8,885	310,249	—	—	—	—	310,249
Consumer loan fees	54,969	—	54,969	178,143	179,524	357,667	—	412,636
Other	4,418	922	5,340	802	23	825	1,387	7,552

Total revenue	505,727	13,473	519,200	178,945	179,547	358,492	1,387	879,079

Cost of revenue
Disposed merchandise	203,039	7,257	210,296	—	—	—	—	210,296
Consumer loan loss provision	13,890	—	13,890	63,166	75,025	138,191	—	152,081

Total cost of revenue	216,929	7,257	224,186	63,166	75,025	138,191	—	362,377

Net revenue	288,798	6,216	295,014	115,779	104,522	220,301	1,387	516,702

Expenses
Operations and administration	180,189	7,172	187,361	61,244	69,445	130,689	36,287	354,337
Depreciation and amortization	17,701	829	18,530	7,633	1,395	9,028	7,973	35,531

Total expenses	197,890	8,001	205,891	68,877	70,840	139,717	44,260	389,868

Income (loss) from operations	$90,908	$(1,785)	$89,123	$46,902	$33,682	$80,584	$(42,873)	$126,834

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Six Months Ended June 30, 2012
Revenue
Pawn loan fees and service charges	$137,598	$7,352	$144,950	$—	$—	$—	$—	$144,950
Proceeds from disposition of merchandise	340,470	23,869	364,339	—	—	—	—	364,339
Consumer loan fees	57,951	—	57,951	142,926	152,685	295,611	—	353,562
Other	5,147	260	5,407	453	5	458	416	6,281

Total revenue	541,166	31,481	572,647	143,379	152,690	296,069	416	869,132

Cost of revenue
Disposed merchandise	222,473	21,487	243,960	—	—	—	—	243,960
Consumer loan loss provision	11,069	—	11,069	52,597	71,114	123,711	—	134,780

Total cost of revenue	233,542	21,487	255,029	52,597	71,114	123,711	—	378,740

Net revenue	307,624	9,994	317,618	90,782	81,576	172,358	416	490,392

Expenses
Operations and administration	179,463	16,016	195,479	49,589	54,501	104,090	34,776	334,345
Depreciation and amortization	14,646	2,249	16,895	5,339	563	5,902	7,011	29,808

Total expenses	194,109	18,265	212,374	54,928	55,064	109,992	41,787	364,153

Income (loss) from operations	$113,515	$(8,271)	$105,244	$35,854	$26,512	$62,366	$(41,371)	$126,239

10.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of the plaintiff’s claims, denying the remainder of Cash America’s motion and granting the plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal with the Georgia Court of Appeals in December 2011 on the grant of plaintiff’s partial summary judgment, and on November 6, 2012, the Georgia Court of Appeals reversed the trial court’s grant of partial summary judgment to plaintiffs and affirmed the trial court’s denial of Cash America’s motion for summary judgment. Cash America filed a Petition for Certiorari with the Supreme Court of Georgia to appeal the decision of the Georgia Court of Appeals regarding Cash America’s motion for summary judgment on November 26, 2012, which was denied on February 18, 2013. This lawsuit is scheduled to go to trial in November 2013. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and 2012 and December 31, 2012 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$454	$—	$454	$—
Nonqualified savings plan assets (a)	13,336	13,336	—	—

Total	$13,790	$13,336	$454	$—

	June 30,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(20)	$—	$(20)	$—
Nonqualified savings plan assets (a)	10,339	10,339	—	—
Marketable securities(b)	5,247	5,247	—	—

Total	$15,566	$15,586	$(20)	$—

	December 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(406)	$—	$(406)	$—
Nonqualified savings plan assets (a)	11,347	11,347	—	—
Marketable securities(b)	6,042	6,042	—	—

Total	$16,983	$17,389	$(406)	$—

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

(b)

Cumulative unrealized total gains/(losses), net of tax, on these equity securities of ($0.3) million and $0.3 million as of June 30, 2012 and December 31, 2012, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity. These marketable securities were sold during the three months ended June 30, 2013. See Note 6 for further discussion.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market rates. During the six months ended June 30, 2013 and 2012, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2013 and 2012 and December 31, 2012 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$131,905	$131,905	$131,905	$—	$—
Pawn loans	229,574	229,574	—	—	229,574
Consumer loans, net	287,127	287,127	—	—	287,127
Pawn loan fees and service charges receivable	45,566	45,566	—	—	45,566

Total	$694,172	$694,172	$131,905	$—	$562,267

Financial liabilities:
Senior unsecured notes	457,955	443,480	—	443,480	—
2029 Convertible Notes	111,869	207,863	—	207,863	—

Total	$569,824	$651,343	$—	$651,343	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,939	$68,939	$68,939	$—	$—
Pawn loans	232,909	232,909	—	—	232,909
Consumer loans, net	226,364	226,364	—	—	226,364
Pawn loan fees and service charges receivable	44,606	44,606	—	—	44,606

Total	$572,818	$572,818	$68,939	$—	$503,879

Financial liabilities:
Domestic and Multi-currency line of credit	$223,914	$230,451	$—	$230,451	$—
Senior unsecured notes	141,893	142,593	—	142,593	—
2029 Convertible Notes	108,594	208,294	—	208,294	—

Total	$474,401	$581,338	$—	$581,338	$—

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,134	$63,134	$63,134	$—	$—
Pawn loans	244,640	244,640	—	—	244,640
Consumer loans, net	289,418	289,418	—	—	289,418
Pawn loan fees and service charges receivable	48,991	48,991	—	—	48,991

Total	$646,183	$646,183	$63,134	$—	$583,049

Financial liabilities:
Domestic and Multi-currency line of credit	$301,011	$309,969	$—	$309,969	$—
Senior unsecured notes	167,122	165,961	—	165,961	—
2029 Convertible Notes	110,197	186,300	—	186,300	—

Total	$578,330	$662,230	$—	$662,230	$—

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Included in the Company’s cash equivalents balances as of June 30, 2013 were $34.0 million in money market funds, which are highly liquid investments with maturities of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of June 30, 2013, the Company’s senior unsecured notes had a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of June 30, 2013, the 2029 Convertible Notes had a higher fair value than carrying value due to the Company’s stock price as of June 30, 2013 exceeding the applicable conversion price for the 2029 Convertible Notes, thereby increasing the value of the instrument for noteholders.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Derivative Instruments

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

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of June 30, 2013 and 2012 and December 31, 2012 (dollars in thousands):

Assets	As of June 30, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$87,553	$454	$—	$454

Assets	As of June 30, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$88,351	$—	$(20)	$(20)

Assets	As of December 31, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$93,813	$—	$(406)	$(406)

(a)

As of June 30, 2013, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(b)	Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Non-designated derivatives:
Forward currency exchange contracts(a)	$(66)	$1,889	$—	$—	$—	$—

Total	$(66)	$1,889	$—	$—	$—	$—

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedges:
Interest rate contracts	$—	$—	$—	$12	$—	$—

Total	$—	$—	$—	$12	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$5,251	$(1,021)	$—	$—	$—	$—

Total	$5,251	$(1,021)	$—	$—	$—	$—

(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

13.	Acquisition of 41 Pawn Lending Locations in Texas

In June 2013, the Company’s wholly-owned subsidiary, Cash America Pawn L.P., signed an asset purchase agreement for the acquisition of a 41-store chain of pawn lending locations in Texas owned by TDP Superstores Corp. The Company estimates the aggregate purchase price of the acquisition to be approximately $102.5 million, which may be increased or decreased depending on the pawn loan balance and aggregate value of the merchandise held for disposition at closing. The acquisition is expected to be completed during the third quarter of 2013.

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

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other ancillary services as of June 30, 2013 and 2012. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, certain domestic retail services locations acquired in late 2012 operate under various names that are expected to be changed to “Cash America Pawn” during 2013. The Company’s foreign retail services locations operate under the name “Cash America casa de empeño.”

	As of June 30,
	2013			2012
	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	581	—	581	577	—	577
Pawn lending only	169	47	216	130	195	325
Consumer lending only	77	—	77	83	—	83
Other (c)	90	—	90	101	—	101

Total retail services	917	47	964	891	195	1,086

(a)	Except as described in (c) below, includes locations operating in 22 and 23 states in the United States as of June 30, 2013 and 2012, respectively.
(b)	Includes one unconsolidated franchised location operating under the name “Cash America Pawn” as of June 30, 2012.
(c)

As of June 30, 2013 and 2012, includes 90 and 95 unconsolidated franchised check cashing locations, respectively, and as of June 30, 2012, includes six consolidated Company-owned check cashing locations. As of June 30, 2013 and 2012, includes locations operating in 14 and 16 states in the United States, respectively.

E-Commerce Segment

As of June 30, 2013 and 2012, the Company’s e-commerce segment operated in 32 states in the United States and in three foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,

•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,

•	in Australia at http://www.dollarsdirect.com.au, and

•	in Canada at http://www.dollarsdirect.ca.

During 2013, the e-commerce segment also offered a line of credit product in Mexico under the trade name “Debit Plus.” The Company stopped offering this line of credit product in Mexico during the second quarter of 2013. The results of operations associated with this product are not material to the e-commerce segment or to the Company.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

Recent Developments

In June 2013, the Company’s wholly-owned subsidiary, Cash America Pawn L.P., signed an asset purchase agreement for the acquisition of a 41-store chain of pawn lending locations in Texas owned by TDP Superstores Corp. The Company estimates the aggregate purchase price of the acquisition to be approximately $102.5 million, which may be increased or decreased depending on the pawn loan balance and aggregate value of the merchandise held for disposition at closing. The acquisition is expected to be completed during the third quarter of 2013.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2012, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur. However, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the June 2013 assessment would not have resulted in a goodwill impairment.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

RESULTS OF CONTINUING OPERATIONS

Overview and Highlights

The Company’s financial results for the three months ended June 30, 2013 (the “current quarter”) are summarized below.

•

Consolidated total revenue was $411.0 million, representing a slight decrease of $0.7 million, or 0.2%, for the current quarter compared to the three months ended June 30, 2012 (the “prior year quarter”).

•	Consolidated net revenue increased $11.2 million, or 4.8%, to $244.8 million for the current quarter from $233.6 million for the prior year quarter.

•	Consumer loan net revenue, which consists of consumer loan fees, net of consumer loan loss provision, increased 15.6%, or $16.9 million, in the current quarter compared to the prior year quarter.

•

Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, decreased 5.8%, or $7.1 million, in the current quarter compared to the prior year quarter.

•	Consolidated income from operations decreased 9.2%, to $49.2 million in the current quarter compared to $54.2 million in the prior year quarter.

•	Consolidated net income was $25.1 million in the current quarter compared to $29.8 million in the prior year quarter.

•	Consolidated diluted net income per share decreased 13.8%, or $0.13 per share, to $0.81 in the current quarter compared to $0.94 in the prior year quarter.

OVERVIEW

Consolidated Net Revenue

Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the current quarter and prior year quarter for the Company’s retail services and e-commerce segments, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended June 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$72,728	52.9%	$—	—%	$—	—%	$72,728	29.7%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	42,571	30.9%	—	—%	—	—%	42,571	17.4%

Pawn related	$115,299	83.8%	$—	—%	$—	—%	$115,299	47.1%

Consumer loan fees, net of loss provision	$19,535	14.2%	$105,667	99.6%	$—	—%	$125,202	51.2%

Other revenue	2,747	2.0%	377	0.4%	1,136	100.0%	4,260	1.7%

Net revenue	$137,581	100.0%	$106,044	100.0%	$1,136	100.0%	$244,761	100.0%

	Three Months Ended June 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$72,051	49.1%	$—	—%	$—	—%	$72,051	30.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	50,317	34.3%	—	—%	—	—%	50,317	21.5%

Pawn related	$122,368	83.4%	$—	—%	$—	—%	$122,368	52.4%

Consumer loan fees, net of loss provision	$21,976	15.0%	$86,349	99.7%	$—	—%	$108,325	46.4%

Other revenue	2,396	1.6%	299	0.3%	220	100.0%	2,915	1.2%

Net revenue	$146,740	100.0%	$86,648	100.0%	$220	100.0%	$233,608	100.0%

	Six Months Ended June 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$148,642	50.4%	$—	—%	$—	—%	$148,642	28.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	99,953	33.9%	—	—%	—	—%	99,953	19.3%

Pawn related	$248,595	84.3%	$—	—%	$—	—%	$248,595	48.1%

Consumer loan fees, net of loss provision	$41,079	13.9%	$219,476	99.6%	$—	—%	$260,555	50.4%

Other revenue	5,340	1.8%	825	0.4%	1,387	100.0%	7,552	1.5%

Net revenue	$295,014	100.0%	$220,301	100.0%	$1,387	100.0%	$516,702	100.0%

	Six Months Ended June 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$144,950	45.6%	$—	—%	$—	—%	$144,950	29.6%
Proceeds from disposition of merchandise net of cost of disposed merchandise	120,379	37.9%	—	—%	—	—%	120,379	24.5%

Pawn related	$265,329	83.5%	$—	—%	$—	—%	$265,329	54.1%

Consumer loan fees, net of loss provision	$46,882	14.8%	$171,900	99.7%	$—	—%	$218,782	44.6%

Other revenue	5,407	1.7%	458	0.3%	416	100.0%	6,281	1.3%

Net revenue	$317,618	100.0%	$172,358	100.0%	$416	100.0%	$490,392	100.0%

For the current quarter, consolidated net revenue increased $11.2 million, or 4.8%, to $244.8 million from $233.6 million for the prior year quarter. Consumer loan net revenue accounted for 51.2% and 46.4% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $16.9 million, to $125.2 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loans written and renewed in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees.

Pawn-related net revenue accounted for 47.1% and 52.4% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue decreased $7.1 million, to $115.3 million during the current quarter from $122.4 million in the prior year quarter. The decrease in pawn-related net revenue was primarily attributable to a decrease in gross profit, due to lower commercial sales, a decrease in gross profit margin on the disposition of merchandise from commercial sales and a decrease in foreign pawn loan fees and services charges, primarily due to lower pawn loan balances. The decrease in pawn loan balances was primarily due to the net closure of 148 pawn lending locations as a result of the reorganization of the Company’s Mexico-based pawn lending operations during 2012 (the “Mexico Reorganization”). This decrease was partially offset by an increase in pawn loan fees and service charges in the Company’s domestic operations, primarily due to an increase in pawn loan yield and higher average pawn loan balances.

For the six-month period ended June 30, 2013 (the “current six-month period”), consolidated net revenue increased $26.3 million, or 5.4%, to $516.7 million from $490.4 million for the same period in 2012 (the “prior year six-month period”). Consumer loan net revenue accounted for 50.4% and 44.6% of total consolidated net revenue for the current six-month period and prior year six-month period, respectively. Consumer loan net revenue increased $41.8 million to $260.6 million during the current six-month period, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loans written and renewed in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees.

Pawn-related net revenue accounted for 48.1% and 54.1% of consolidated net revenue for the current six-month period and prior year six-month period, respectively. Pawn-related net revenue decreased $16.7 million, to $248.6 million during the current six-month period from $265.3 million in the prior year six-month period. The decrease in pawn-related net revenue was primarily attributable to a decrease in gross profit, due to lower commercial sales, a decrease in gross profit margin on the disposition of merchandise from commercial sales and a decrease in foreign pawn loan fees and services charges resulting from lower pawn loan balances due to the closure of 148 foreign retail services locations as a result of the Mexico Reorganization. This decrease was partially offset by an increase in pawn loan fees and service charges in the Company’s domestic operations, primarily due to an increase in pawn loan yield and higher average pawn loan balances.

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

The following table provides a reconciliation for the three and six months ended June 30, 2013 and 2012 between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted earnings per share attributable to Cash America International, Inc.	$25,132	$0.81	$29,820	$0.94	$69,058	$2.23	$71,287	$2.24
Adjustments (net of tax):
Intangible asset amortization	828	0.03	664	0.02	1,661	0.05	1,403	0.04
Non-cash equity-based compensation	770	0.03	942	0.03	1,758	0.05	1,915	0.06
Convertible debt non-cash interest and issuance cost amortization	637	0.02	583	0.02	1,263	0.04	1,166	0.04
Foreign currency transaction loss (gain)	(41)	—	156	—	197	0.01	103	—

Adjusted earnings and adjusted earnings per share	$27,326	$0.89	$32,165	$1.01	$73,937	$2.38	$75,874	$2.38

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

	Trailing 12 Months Ended
	June 30,
	2013		2012
Net income attributable to Cash America International, Inc.	$105,241		$143,891
Adjustments:
Charges related to withdrawn proposed Enova IPO(a)	3,112		767
Charges related to Mexico Reorganization(b)	28,873		—
Charges related to Ohio Reimbursements(c)	13,400		—
Depreciation and amortization expenses	68,587	(d)	59,207
Interest expense, net	31,455		27,859
Foreign currency transaction loss	460		1,149
Equity in loss of unconsolidated subsidiary	283		216
Provision for income taxes	75,864	(e)	86,428
Net loss attributable to the noncontrolling interest	(3,954	)(f)	(2,014)

Adjusted EBITDA	$323,321		$317,503

Adjusted EBITDA margin calculated as follows:
Total revenue	$1,810,377		$1,741,393
Adjusted EBITDA	$323,321		$317,503

Adjusted EBITDA as a percentage of total revenue	17.9%		18.2%

(a)

Represents charges directly related to the proposed Enova IPO that was withdrawn in July 2012, before tax benefit of $1.1 million and $0.3 million for the trailing twelve months ended June 30, 2013 and 2012, respectively.

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

QUARTER ENDED JUNE 30, 2013 COMPARED TO QUARTER ENDED JUNE 30, 2012

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2013 and 2012 (dollars in thousands except where otherwise noted):

	As of June 30,
	2013	2012	Change	% Change
Ending pawn loan balances
Domestic retail services	$224,622	$221,572	$3,050	1.4%
Foreign retail services	4,952	11,337	(6,385)	(56.3)%

Consolidated pawn loan balances	$229,574	$232,909	$(3,335)	(1.4)%

Ending merchandise balance, net
Domestic retail services	$149,244	$132,758	$16,486	12.4%
Foreign retail services	5,868	12,056	(6,188)	(51.3)%

Consolidated merchandise balance, net	$155,112	$144,814	$10,298	7.1%

	Three Months Ended June 30,
	2013	2012	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$70,802	$68,185	$2,617	3.8%
Foreign retail services	1,926	3,866	(1,940)	(50.2)%

Consolidated pawn loan fees and service charges	$72,728	$72,051	$677	0.9%

Average pawn loan balance outstanding
Domestic retail services	$211,195	$207,195	$4,000	1.9%
Foreign retail services	5,237	13,661	(8,424)	(61.7)%

Consolidated average pawn loans outstanding	$216,432	$220,856	$(4,424)	(2.0)%

Amount of pawn loans written and renewed
Domestic retail services	$234,327	$231,354	$2,973	1.3%
Foreign retail services	15,166	32,240	(17,074)	(53.0)%

Consolidated amount of pawn loans written and renewed	$249,493	$263,594	$(14,101)	(5.3)%

Average amount per pawn loan (in ones)
Domestic retail services	$126	$129	$(3)	(2.3)%
Foreign retail services	$89	$84	$5	6.0%
Consolidated average amount per pawn loan (in ones)	$123	$121	$2	1.7%

Annualized yield on pawn loans
Domestic retail services	134.5%	132.4%
Foreign retail services	147.5%	113.8%
Consolidated annualized yield on pawn loans	134.8%	131.2%

Gross profit margin on disposition of merchandise
Domestic retail services	32.9%	34.0%
Foreign retail services	16.4%	10.3%
Gross profit margin on disposition of merchandise	32.4%	32.3%

Merchandise turnover
Domestic retail services	2.4	2.9
Foreign retail services	2.6	3.5
Consolidated merchandise turnover	2.4	3.0

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances as of June 30, 2013 were $229.6 million, which was $3.3 million, or 1.4%, lower than as of June 30, 2012, due primarily to the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization and an overall decrease in demand for pawn loans. The average consolidated balance of pawn loans outstanding during the current quarter decreased by $4.4 million, or 2.0%, compared to the prior year quarter.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current quarter increased by $4.0 million, or 1.9%, compared to the prior year quarter, primarily due to an increase in the loan balances as a result of the addition of 38 domestic retail services locations, net of closures, through organic growth and acquisitions since the prior year quarter. The increase was partially offset by lower ending pawn loan balances in same-store domestic retail services locations, which decreased 3.6% in the current quarter compared to the prior year quarter, primarily due to lower demand for pawn loans.

Domestic pawn loan fees and service charges increased $2.6 million, or 3.8%, to $70.8 million in the current quarter from $68.2 million in the prior year quarter. The increase was primarily due to higher annualized pawn loan yields but also benefited from a slight increase in the average domestic pawn loan balances during the current quarter. The increase in annualized yield was primarily due to lower forfeitures in the current quarter compared to the prior year quarter and a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans, mainly due to the addition of new domestic retail services locations acquired in late 2012.

Foreign Pawn Loan Balances

Pawn loan balances in foreign locations as of June 30, 2013 were $5.0 million, which was $6.4 million, or 56.3%, lower than as of June 30, 2012. The decrease was mainly due to the net closure of 148 pawn lending locations, which primarily offered jewelry-based pawn loans, in 2012 as part of the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $2.0 million, or 50.2%, to $1.9 million in the current quarter from $3.9 million in the prior year quarter.

Proceeds from Disposition of Merchandise

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is the Company’s cost basis in the pawn loan or the amount paid for purchased merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$89,836	$41,696	$131,532	$83,623	$72,333	$155,956
Gross profit on disposition	$33,385	$9,186	$42,571	$31,701	$18,616	$50,317
Gross profit margin	37.2%	22.0%	32.4%	37.9%	25.7%	32.3%
Percentage of total gross profit	78.4%	21.6%	100.0%	63.0%	37.0%	100.0%

As the table above indicates, the Company is placing a greater emphasis on retail disposition of merchandise in its retail services locations and shifting away from dispositions of commercial merchandise due to lower market prices for gold. Going forward, management expects this trend to continue and will focus on the aggregate profit on the disposition of merchandise. This shift will result in higher levels of merchandise available for disposition balances and a moderation in inventory turnover ratio as more goods will be available in retail services locations to increase customer choices of merchandise.

The total proceeds from disposition of merchandise decreased $24.4 million, or 15.7%, in the current quarter compared to the prior year quarter. Total gross profit from the disposition of merchandise decreased $7.7 million, or 15.4%, during the current quarter compared to the prior year quarter. The consolidated merchandise turnover decreased to 2.4 times during the current quarter compared to 3.0 times in the prior year quarter, primarily due to a decrease in commercial sales in the current quarter since commercial merchandise typically has a higher turnover rate than retail merchandise.

Proceeds from retail dispositions of merchandise increased $6.2 million, or 7.4%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in domestic retail operations increased $7.7 million, primarily due to the addition of retail services locations through organic growth and acquisitions. Offsetting this increase was a $1.5 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from retail dispositions increased to 78.4% of total gross profit compared to 63.0% in the prior year quarter, primarily due to the shift to emphasize more retail disposition activity. Consolidated gross profit from retail dispositions increased $1.7 million, composed of a $2.1 million increase from domestic operations, offset by a decrease of $0.4 million from foreign operations. The consolidated gross profit margin on the retail disposition of merchandise decreased slightly to 37.2% in the current quarter compared to 37.9% in the prior year quarter, but was in line sequentially to the 37.4% gross profit margin in the first quarter of 2013.

Proceeds from commercial dispositions decreased $30.6 million, or 42.4%, during the current quarter compared to the prior year quarter. Proceeds from commercial dispositions at domestic operations decreased by $25.0 million, primarily due to a decrease in the volume of gold sold, mainly due to a shift to place a greater emphasis on retail disposition activity, but also due to lower amounts of jewelry forfeitures of collateral and purchases directly from customers. Foreign operations contributed $5.6 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $9.4 million, mainly due to lower gross profit at domestic operations. Approximately half of the decrease in consolidated gross profit was predominately due to the decrease in the volume of gold sold, and approximately half was predominately due to the higher cost of gold sold relative to the market price per ounce of gold sold, which also led to a lower gross profit margin. The consolidated gross profit margin on commercial sales decreased to 22.0% in the current quarter compared to 25.7% in the prior year quarter.

In future quarters, management expects to reduce the ratio of commercial sales to total sales as part of the Company’s initiative to increase retail sales of jewelry, which typically have a higher gross profit margin than commercial sales, in its retail services locations. Management expects to experience lower levels of gross profit margin on retail dispositions, particularly in some categories such as consumer electronics, which could reduce retail gross profit margins in future periods. Management also expects gross profit margin on commercial dispositions to be lower than current levels in future periods, mainly due to lower prevailing market prices for gold compared to the prior year. The combination of these factors are expected to lead to lower overall gross profit margin in future periods.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations before valuation allowance of $0.9 million and $0.7 million as of June 30, 2013 and 2012, respectively (dollars in thousands):

	As of June 30,
	2013		2012
	Amount	%	Amount	%
Jewelry - held for one year or less	$90,105	57.8	$89,125	61.3
Other merchandise - held for one year or less	56,398	36.1	49,666	34.1

Total merchandise held for one year or less	146,503	93.9	138,791	95.4

Jewelry - held for more than one year	3,856	2.4	2,562	1.8
Other merchandise - held for more than one year	5,702	3.7	4,161	2.8

Total merchandise held for more than one year	9,558	6.1	6,723	4.6

Total merchandise held for disposition	$156,061	100.0	$145,514	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $21.7 million, or 12.0%, to $202.4 million in the current quarter compared to $180.7 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in consumer loans written and renewed in the e-commerce segment, with domestic e-commerce operations contributing $13.7 million and foreign e-commerce operations contributing $10.0 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $2.0 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in consumer loan demand in the Company’s storefront operations.

Consumer loan fees from the foreign component of the e-commerce segment were 50.2% of consumer loan fees for the e-commerce segment and 43.6% of consolidated consumer loan fees in the current quarter, compared to 51.5% of the e-commerce segment and 43.3% of consolidated consumer loan fees in the prior year quarter.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $4.8 million, or 6.6%, to $77.2 million in the current quarter from $72.4 million in the prior year quarter primarily as a result of growth in consumer loans written and renewed in the Company’s domestic and foreign e-commerce operations. The loss provision as a percentage of consumer loan fees decreased to 38.2% in the current quarter compared to 40.1% in the prior year quarter, primarily due to a decrease in the loss provision as a percentage of consumer loan fees in the Company’s domestic and foreign e-commerce operations, as newer product portfolios, such as installment and line of credit, mature and have a higher percentage of customers with established payment histories. This decrease was partially offset by an increase in the loss provision as a percentage of consumer loan fees at the Company’s retail services segment. Management expects that future loss rates will continue to be influenced by the mix of new customers to existing customers (because new customers tend to have a higher risk of default than customers with a history of successfully repaying loans) and the mix of short-term, line of credit and installment loan products in the Company’s domestic and foreign operations because installment loans have a higher loss provision as a percentage of consumer loan fees than short-term loans and line of credit accounts.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$23,529	$103,031	$126,560	$25,894	$112,046	$137,940
Interest and fees on line of credit accounts	—	28,283	28,283	—	14,270	14,270
Interest and fees on installment loans	3,118	44,470	47,588	2,685	25,827	28,512

Consumer loan fees	$26,647	$175,784	$202,431	$28,579	$152,143	$180,722
Consumer loan loss provision	7,112	70,117	77,229	6,603	65,794	72,397

Consumer loan fees, net of loss provision	$19,535	$105,667	$125,202	$21,976	$86,349	$108,325

Year-over-year change - $	$(2,441)	$19,318	$16,877	$(588)	$21,628	$21,040
Year-over-year change - %	(11.1)%	22.4%	15.6%	(2.6)%	33.4%	24.1%
Consumer loan loss provision as a % of consumer loan fees	26.7%	39.9%	38.2%	23.1%	43.2%	40.1%

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

Management believes these measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the residual amount on the Company’s balance sheet since both revenue and the consumer loan loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $57.4 million, or 20.7%, to $335.0 million as of June 30, 2013 from $277.6 million as of June 30, 2012, primarily due to increased demand for the line of credit and installment loan products from the e-commerce segment in both domestic and foreign markets.

The combined consumer loan balance includes $367.0 million and $296.9 million as of June 30, 2013 and 2012, respectively, of Company-owned consumer loan balances before the allowance for losses of $79.9 million and $70.6 million provided in the consolidated financial statements for June 30, 2013 and 2012, respectively. The combined consumer loan balance also includes $50.9 million and $54.0 million as of June 30, 2013 and 2012, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.0 million and $2.8 million provided in the consolidated financial statements for June 30, 2013 and 2012, respectively.

The following table summarizes consumer loan balances outstanding as of June 30, 2013 and 2012 (dollars in thousands):

	As of June 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$45,324	$5,338	$50,662	$46,700	$7,055	$53,755
Installment loans	9,819	10,131	19,950	9,146	6,296	15,442

Total Retail Services, gross	55,143	15,469	70,612	55,846	13,351	69,197

E-Commerce
Domestic
Short-term loans	31,594	35,115	66,709	35,644	37,093	72,737
Line of credit accounts	47,368	—	47,368	30,595	—	30,595
Installment loans	44,509	—	44,509	25,795	—	25,795

Total Domestic, gross	123,471	35,115	158,586	92,034	37,093	129,127

Foreign
Short-term loans	91,240	301	91,541	94,411	3,541	97,952
Line of credit accounts	10,703	—	10,703	—	—	—
Installment loans	86,433	—	86,433	54,644	—	54,644

Total Foreign, gross	188,376	301	188,677	149,055	3,541	152,596

Total E-Commerce, gross	311,847	35,416	347,263	241,089	40,634	281,723

Total ending loan balance, gross	366,990	50,885	417,875	296,935	53,985	350,920
Less: Allowance and liabilities for losses	(79,863)	(3,047)	(82,910)	(70,571)	(2,795)	(73,366)

Total ending loan balance, net	$287,127	$47,838	$334,965	$226,364	$51,190	$277,554

Allowance and liability for losses as a % of consumer loan balances, gross(c)	21.8%	6.0%	19.8%	23.8%	5.2%	20.9%

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

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.
(c)	Non-GAAP measure.

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $834.3 million in the current quarter, an increase of $7.9 million, or 1.0%, from $826.4 million in the prior year quarter, mainly due to an increase in demand for line of credit and installment loan products in domestic and foreign markets in the e-commerce segment.

References throughout this discussion to renewed consumer loans include both renewals and extensions made by customers to their existing loans as discussed below. Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew a short-term loan or installment loan or extend the due date on a short-term loan. In order to renew or extend a short-term loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In some instances, customers agree to repay a new short-term loan in two or three payments, and in these cases the Company considers the obligation to make the first payment a new loan and the obligation to make the second and third payments renewals or extensions of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed or extended. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract.

The following table summarizes the consumer loans written and renewed for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$167,896	$26,446	$194,342	$177,924	$35,295	$213,219
Installment loans	2,051	5,274	7,325	2,153	4,296	6,449

Total Retail Services	169,947	31,720	201,667	180,077	39,591	219,668

E-Commerce
Domestic
Short-term loans	71,507	163,236	234,743	85,007	181,120	266,127
Line of credit accounts	37,649	—	37,649	29,136	—	29,136
Installment loans	31,385	—	31,385	16,101	—	16,101

Total Domestic	140,541	163,236	303,777	130,244	181,120	311,364

Foreign
Short-term loans	249,953	739	250,692	246,373	17,251	263,624
Line of credit accounts	13,484	—	13,484	—	—	—
Installment loans	64,665	—	64,665	31,728	—	31,728

Total Foreign	328,102	739	328,841	278,101	17,251	295,352

Total E-Commerce	468,643	163,975	632,618	408,345	198,371	606,716

Total amount of consumer loans written and renewed	$638,590	$195,695	$834,285	$588,422	$237,962	$826,384

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	354,546	51,763	406,309	381,179	64,945	446,124
Installment loans	1,798	928	2,726	1,943	567	2,510

Total Retail Services	356,344	52,691	409,035	383,122	65,512	448,634

E-Commerce
Domestic
Short-term loans	242,617	227,956	470,573	270,049	250,776	520,825
Line of credit accounts	139,550	—	139,550	100,144	—	100,144
Installment loans	30,229	—	30,229	15,796	—	15,796

Total Domestic	412,396	227,956	640,352	385,989	250,776	636,765

Foreign
Short-term loans	454,293	919	455,212	473,060	23,144	496,204
Line of credit accounts	30,748	—	30,748	—	—	—
Installment loans	56,679	—	56,679	28,421	—	28,421

Total Foreign	541,720	919	542,639	501,481	23,144	524,625

Total E-Commerce	954,116	228,875	1,182,991	887,470	273,920	1,161,390

Total number of consumer loans written and renewed	1,310,460	281,566	1,592,026	1,270,592	339,432	1,610,024

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended June 30,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$478	$478
Installment loans	2,687	2,569
E-Commerce
Domestic
Short-term loans	$499	$511
Line of credit accounts	270	291
Installment loans	1,038	1,019
Foreign
Short-term loans	$551	$531
Line of credit accounts	439	—
Installment loans	1,141	1,116
Consolidated
Short-term loans	$510	$508
Line of credit accounts	300	291
Installment loans	1,153	1,162
Total consumer loans	524	513

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

The average amount per consumer loan increased to $524 from $513 during the current quarter compared to the prior year quarter, mainly due to a greater mix of longer-term multi-payment installment loans in the current quarter, which typically have a higher average loan amount than short-term loans. Management expects the average amount per consumer loan to increase throughout 2013 due to the continued growth in installment lending.

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

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current quarter and prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$61,953	$11,755	$73,708	$58,473	$17,734	$76,207
% of total	9.8%	1.9%	11.7%	9.7%	2.9%	12.6%
Existing customers	406,690	152,220	558,910	349,872	180,637	530,509
% of total	64.3%	24.0%	88.3%	57.6%	29.8%	87.4%

Total amount of consumer loans written and renewed	$468,643	$163,975	$632,618	$408,345	$198,371	$606,716

Number of consumer loans written and renewed to (in ones):
New customers	124,912	20,878	145,790	127,186	31,666	158,852
% of total	10.6%	1.7%	12.3%	11.0%	2.7%	13.7%
Existing customers	829,204	207,997	1,037,201	760,284	242,254	1,002,538
% of total	70.1%	17.6%	87.7%	65.5%	20.8%	86.3%

Total number of consumer loans written and renewed	954,116	228,875	1,182,991	887,470	273,920	1,161,390

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

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

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased as of the end of the current quarter to 19.8% from 20.9% for the prior year quarter, primarily due to improved performance of the consumer loan portfolios, partially related to the maturing of newer product offerings, such as installment loans and line of credit accounts, to include a higher percentage of customers with established payment histories in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The consumer loan loss provision for the current quarter compared to the prior year quarter was $77.2 million and $72.4 million, respectively, which was composed of $76.3 million and $71.6 million related to the Company-owned consumer loans, respectively, and included $0.9 million and $0.8 million related to loans guaranteed by the Company through the CSO programs, respectively. Consolidated charge-offs, net of recoveries, were $74.1 million and $59.7 million in the current quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2012			2013
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$296,938	$336,071	$375,121	$331,468	$366,990
Gross - Guaranteed by the Company(a)	53,985	55,271	64,736	43,906	50,885

Combined consumer loans and fees receivable, gross(b)	$350,923	$391,342	$439,857	$375,374	$417,875
Allowance and liability for losses on consumer loans	73,366	82,683	89,201	79,762	82,910

Combined consumer loans and fees receivable, net(b)	$277,557	$308,659	$350,656	$295,612	$334,965

Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	20.9%	21.1%	20.3%	21.2%	19.8%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined consumer loans written and renewed increased to 9.3% in the current quarter compared to 8.8% in the prior year quarter, primarily due to installment and line of credit loans representing a higher proportion of the total combined loans written and renewed in the current quarter as compared to the prior year quarter. These loans generally have higher loss rates as a percentage of loans written and renewed than short-term loans.

The following tables show the Company’s loss experience relative to the volume of consumer loans for each of the last five quarters (dollars in thousands):

	2012			2013
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loans written and renewed:(a)
Company owned	$588,422	$627,297	$663,021	$606,383	$638,590
Guaranteed by the Company(b)	237,962	256,438	269,542	219,536	195,695

Combined consumer loans written and renewed	$826,384	$883,735	$932,563	$825,919	$834,285

Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	8.8%	9.5%	10.4%	9.1%	9.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.2%	8.5%	9.7%	10.2%	8.9%
Combined consumer loan loss provision as a % of consumer loan fees	40.1%	41.1%	43.6%	35.6%	38.2%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$52,195	$22,869	$12,984	$88,048	$53,612	$17,183	$8,339	$79,134
Occupancy	27,630	2,925	569	31,124	26,668	2,276	1,017	29,961
Marketing	3,498	30,050	47	33,595	3,571	26,623	29	30,223
Other	9,733	9,263	5,750	24,746	12,175	7,469	5,228	24,872

Total operations and administration	93,056	65,107	19,350	177,513	96,026	53,551	14,613	164,190
Depreciation and amortization	9,330	4,585	4,085	18,000	8,635	3,027	3,525	15,187

Total expenses	$102,386	$69,692	$23,435	$195,513	$104,661	$56,578	$18,138	$179,377

Year-over-year change - $
Operations and administration	$(2,970)	$11,556	$4,737	$13,323	$6,318	$13,912	$(3,756)	$16,474
Depreciation and amortization	695	1,558	560	2,813	951	245	1,683	2,879

Total	$(2,275)	$13,114	$5,297	$16,136	$7,269	$14,157	$(2,073)	$19,353

Year-over-year change - %	(2.2%)	23.2%	29.2%	9.0%	7.5%	33.4%	(10.3%)	12.1%

Consolidated total expenses increased $16.1 million, or 9.0%, to $195.5 million in the current quarter compared to $179.4 million in the prior year quarter. Total expenses for the retail services segment decreased $2.3 million, or 2.2%, to $102.4 million during the current quarter compared to $104.7 million in the prior year quarter. Total expenses for the e-commerce segment increased $13.1 million, or 23.2%, to $69.7 million in the current quarter.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment decreased $3.0 million, or 3.1%, to $93.1 million during the current quarter compared to the prior year quarter. Personnel expenses for the retail services segment decreased $1.4 million, or 2.6%, primarily due to lower short-term incentives and the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $1.0 million, or 3.6%, primarily due to normal rent increases, organic growth and the locations acquired during 2012. Other expenses decreased $2.4 million, primarily due to a reduction in costs from foreign retail services locations due to the Mexico Reorganization, decreased collection costs as a result of a decrease in loans written and lower processing charges that are related to the disposition of commercial merchandise.

Operations and administration expenses for the e-commerce segment increased $11.6 million, or 21.6%, to $65.1 million during the current quarter compared to the prior year quarter. Personnel expenses increased $5.7 million, or 33.1%, primarily due to incentive accruals due to the strong performance of the e-commerce segment and the addition of new personnel to support the e-commerce segment’s growth. Marketing expenses consist of online marketing costs, such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. Marketing expenses increased $3.4 million, or 12.9%, to $30.1 million in the current quarter compared to the prior year quarter. The increase in other expenses was primarily due to an increase in loan processing, legal and consulting expenses.

Corporate administration expense increased $4.7 million, or 32.4%, to $19.4 million in the current quarter, primarily due to increases in personnel and health insurance expenses and a decrease in capitalized wages related to system development efforts.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $2.8 million, or 18.5%, primarily due to acquisitions in the third and fourth quarters of 2012 in the retail services segment and increased costs in the e-commerce segment mainly as a result of increased capitalized software and equipment to support the e-commerce segment’s growth. Depreciation and amortization expenses at the retail services segment increased $0.7 million, or 8.0%, to $9.3 million. Depreciation and amortization expenses at the e-commerce segment increased $1.6 million, or 51.5%, to $4.6 million, which included acceleration of depreciation related to the phase-out of certain loan platforms in the current quarter. Depreciation and amortization expenses for corporate operations increased $0.6 million, or 15.9%, to $4.1 million.

Interest Expense

Interest expense increased $2.2 million, or 33.0%, to $8.9 million in the current quarter as compared to $6.7 million in the prior year quarter. During the current quarter, the average amount of debt outstanding increased $60.4 million, to $519.5 million from $459.1 million during the prior year quarter, primarily due to an increase in debt outstanding as a result of acquisitions that occurred during the third and fourth quarters of 2012 and due to the issuance of $300.0 million of senior unsecured notes due 2018 (the “2018 Senior Notes”) in May 2013. Following the issuance of the 2018 Senior Notes, the Company paid down all of the outstanding indebtedness under its domestic and multi-currency line of credit (the “Domestic and Multi-currency Line”), which was at a lower effective interest rate. As a result, the Company’s effective blended borrowing cost increased to 5.8% in the current quarter compared to 5.0% in the prior year quarter. Management expects that the issuance of the 2018 Senior Notes will result in an increase in the Company’s effective blended borrowing cost for the remainder of 2013 as compared to 2012. Also contributing to the increase in interest expense was $0.3 million of debt extinguishment costs in the current quarter related to the amendments to the Domestic and Multi-currency Line and its $50.0 million variable rate term loan facility (the “2018 Variable Rate Notes”).

Income Taxes

The Company’s effective tax rate decreased to 37.0% for the current quarter from 38.2% for the prior year quarter. The decreased overall effective tax rate in the current quarter was primarily due to higher earnings at the Company’s e-commerce segment, which has a lower state effective tax rate. In addition, the effective tax rate for the prior year was negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest improved by $0.9 million to net income attributable to the noncontrolling interest of $0.3 million for the current quarter compared to net loss attributable to the noncontrolling interest of $0.6 million for the prior year quarter. As of June 30, 2012, the Company’s Mexico-based pawn operations were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The purchase of this minority interest in Creazione was the primary reason for the decrease in net loss attributable to the noncontrolling interest. The Company intends to liquidate the remaining assets of Creazione in 2013.

Through April 2013, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”). The Company qualified as the primary beneficiary of Huminal in accordance ASC 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal were consolidated and allocated to net income attributable to noncontrolling interests. In May 2013, the Company acquired the remaining outstanding common stock of Huminal to increase its ownership to 100% of Huminal and, as a result, Huminal became a wholly-owned subsidiary of the Company as of that date. The Company accounted for this transaction as a change in ownership interests that does not result in a change in control.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the six-month periods ended June 30, 2013 and 2012 (dollars in thousands except where otherwise noted):

	Six Months Ended June 30,
	2013	2012	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$144,976	$137,598	$7,378	5.4%
Foreign retail services	3,666	7,352	(3,686)	(50.1)%

Consolidated pawn loan fees and service charges	$148,642	$144,950	$3,692	2.5%

Average pawn loan balance outstanding
Domestic retail services	$219,709	$214,058	$5,651	2.6%
Foreign retail services	4,858	14,613	(9,755)	(66.8)%

Consolidated average pawn loans outstanding	$224,567	$228,671	$(4,104)	(1.8)%

Amount of pawn loans written and renewed
Domestic retail services	$449,703	$436,809	$12,894	3.0%
Foreign retail services	28,259	69,636	(41,377)	(59.4)%

Consolidated amount of pawn loans written and renewed	$477,962	$506,445	$(28,483)	(5.6)%

Average amount per pawn loan (in ones)
Domestic retail services	$128	$130	$(2)	(1.5)%
Foreign retail services	$87	$92	$(5)	(5.4)%
Consolidated average amount per pawn loan (in ones)	$124	$123	$1	0.8%

Annualized yield on pawn loans
Domestic retail services	133.1%	129.3%
Foreign retail services	152.2%	101.2%
Consolidated annualized yield on pawn loans	133.5%	127.5%

Gross profit margin on disposition of merchandise
Domestic retail services	32.6%	34.7%
Foreign retail services	18.3%	10.0%
Consolidated gross profit margin on disposition of merchandise	32.2%	33.0%

Merchandise turnover
Domestic retail services	2.7	3.2
Foreign retail services	2.6	3.8
Consolidated merchandise turnover	2.7	3.3

Pawn Loan Fees and Service Charges

The average consolidated balance of pawn loans outstanding during the current six-month period decreased by $4.1 million, or 1.8%, compared to the prior year six-month period.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current six-month period increased by $5.7 million, or 2.6%, compared to the prior year six-month period, primarily due to an increase in the loan balances as a result of the addition of 38 domestic retail services locations, net of closures, through organic growth and acquisitions since the prior year six-month period. The increase was partially offset by lower ending pawn loan balances in same-store domestic retail services locations, which decreased 3.6% in the current six-month period compared to the prior year six-month period, primarily due to lower demand for pawn loans.

Domestic pawn loan fees and service charges increased $7.4 million, or 5.4%, to $145.0 million in the current six-month period from $137.6 million in the prior year six-month period. The increase is primarily due to higher average domestic pawn loan balances and higher annualized pawn loan yields during the current six-month period. The increase in annualized yield was primarily due to lower forfeitures in the current six-month period compared to the prior year six-month period and a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans, primarily due to the addition of new domestic retail services locations acquired in late 2012.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding during the current six-month period decreased by $9.8 million, or 66.8%, compared to the prior year six-month period. The substantial decrease was mainly due to the net closure of 148 pawn lending locations, which primarily offered jewelry-based pawn loans, in 2012 as part of the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $3.7 million, or 50.1%, to $3.7 million in the current six-month period from $7.4 million in the prior year six-month period.

Proceeds from Disposition of Merchandise

The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$202,246	$108,003	$310,249	$195,655	$168,684	$364,339
Gross profit on disposition	$75,375	$24,578	$99,953	$73,447	$46,932	$120,379
Gross profit margin	37.3%	22.8%	32.2%	37.5%	27.8%	33.0%
Percentage of total gross profit	75.4%	24.6%	100.0%	61.0%	39.0%	100.0%

The total proceeds from disposition of merchandise decreased $54.1 million, or 14.8%, in the current six-month period compared to the prior year six-month period. Total gross profit from the disposition of merchandise decreased $20.4 million, or 17.0%, during the current six-month period compared to the prior year six-month period. The overall gross profit margin percentage decreased to 32.2% in the current six-month period compared to 33.0% in the prior year six-month period, primarily due to a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover decreased to 2.7 times during the current six-month period compared to 3.3 times in the prior year six-month period, primarily due to a decrease in commercial sales in the current six-month period since commercial merchandise typically has a higher turnover rate than retail merchandise.

Proceeds from retail dispositions of merchandise increased $6.6 million, or 3.4%, during the current six-month period compared to the prior year six-month period. Proceeds from retail dispositions in domestic retail operations increased $9.5 million, primarily due to the addition of retail services locations through organic growth and acquisitions. Offsetting this increase was a $2.9 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from retail dispositions increased $1.9 million, which was composed of a $2.6 million increase from domestic operations offset by a $0.7 million decrease from foreign operations. Consolidated gross profit from retail dispositions increased to 75.4% of total gross profit compared to 61.0% in the prior year six-month period, primarily due to the shift to emphasize more retail disposition activity.

Proceeds from commercial dispositions decreased $60.7 million, or 36.0%, during the current six-month period compared to the prior year six-month period. Proceeds from commercial dispositions from domestic operations decreased by $48.7 million, primarily due to a decrease in the volume of gold sold, mainly due to the shift to place a greater emphasis on retail disposition activity, but also due to lower amounts of jewelry forfeitures of collateral and lower amounts purchased directly from customers. Foreign operations contributed $12.1 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $22.4 million, mainly due to lower gross profit from domestic operations. Approximately half of the decrease in consolidated gross profit was predominantly due to the decrease in the volume of gold sold, and approximately half was predominantly due to the higher cost of gold sold relative to the market price per ounce of gold sold, which also led to a lower gross profit margin. The consolidated gross profit margin on commercial sales decreased to 22.8% in the current six-month period compared to 27.8% in the prior year six-month period.

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $59.0 million, or 16.7%, to $412.6 million in the current six-month period compared to $353.6 million in the prior year six-month period. The increase in consumer loan fees was primarily due to growth in consumer loans written and renewed in the e-commerce segment, with domestic e-commerce operations contributing $35.2 million and foreign e-commerce operations contributing $26.8 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $3.0 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in consumer loan demand in the Company’s storefront operations.

Consumer loan fees from the foreign component of the e-commerce segment were 50.2% of consumer loan fees for the e-commerce segment and 43.5% of consolidated consumer loan fees in the current six-month period, compared to 51.7% of the e-commerce segment and 43.2% of consolidated consumer loan fees in the prior year six-month period.

Consumer Loan Loss Provision

The consumer loan loss provision increased $17.3 million, or 12.8%, to $152.1 million in the current six-month period from $134.8 million in the prior year six-month period, primarily as a result of growth in consumer loans written and renewed in the Company’s domestic and foreign e-commerce operations. The loss provision as a percentage of consumer loan fees decreased to 36.9% in the current six-month period compared to 38.1% in the prior year six-month period, primarily due to a decrease in the loss provision as a percentage of consumer loan fees in the Company’s domestic and foreign e-commerce operations, as newer product portfolios, such as installment and line of credit, mature and begin to have a higher percentage of customers with established payment histories. This decrease was partially offset by an increase in the loss provision as a percentage of consumer loan fees at the Company’s retail services operations.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$48,736	$218,039	$266,775	$52,805	$221,777	$274,582
Interest and fees on line of credit accounts	—	51,517	51,517	—	25,921	25,921
Interest and fees on installment loans	6,233	88,111	94,344	5,146	47,913	53,059

Consumer loan fees	$54,969	$357,667	$412,636	$57,951	$295,611	$353,562
Consumer loan loss provision	13,890	138,191	152,081	11,069	123,711	134,780

Consumer loan fees, net of loss provision	$41,079	$219,476	$260,555	$46,882	$171,900	$218,782

Year-over-year change - $	$(5,803)	$47,576	$41,773	$1,666	$46,204	$47,870
Year-over-year change - %	(12.4)%	27.7%	19.1%	3.7%	36.8%	28.0%
Consumer loan loss provision as a % of consumer loan fees	25.3%	38.6%	36.9%	19.1%	41.8%	38.1%

Combined Consumer Loans

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $1.66 billion in the current six-month period, an increase of $60.8 million, or 3.8%, from $1.60 billion in the prior year six-month period, mainly due to an increase in demand for line of credit and installment loan products in domestic and foreign markets in the e-commerce segment.

The following table summarizes the consumer loans written and renewed for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$339,816	$54,772	$394,588	$353,598	$72,662	$426,260
Installment loans	3,497	8,986	12,483	3,664	6,156	9,820

Total Retail Services	343,313	63,758	407,071	357,262	78,818	436,080

E-Commerce
Domestic
Short-term loans	144,135	337,502	481,637	166,688	343,402	510,090
Line of credit accounts	66,455	—	66,455	47,513	—	47,513
Installment loans	56,056	—	56,056	27,367	—	27,367

Total Domestic	266,646	337,502	604,148	241,568	343,402	584,970

Foreign
Short-term loans	516,280	13,971	530,251	486,895	35,048	521,943
Line of credit accounts	13,484	—	13,484	—	—	—
Installment loans	105,250	—	105,250	56,410	—	56,410

Total Foreign	635,014	13,971	648,985	543,305	35,048	578,353

Total E-Commerce	901,660	351,473	1,253,133	784,873	378,450	1,163,323

Total amount of consumer loans written and renewed:	$1,244,973	$415,231	$1,660,204	$1,142,135	$457,268	$1,599,403

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	709,859	105,752	815,611	750,563	131,676	882,239
Installment loans	3,194	1,562	4,756	3,480	844	4,324

Total Retail Services	713,053	107,314	820,367	754,043	132,520	886,563

E-Commerce
Domestic
Short-term loans	485,865	463,178	949,043	515,493	469,902	985,395
Line of credit accounts	251,201	—	251,201	171,085	—	171,085
Installment loans	53,414	—	53,414	25,811	—	25,811

Total Domestic	790,480	463,178	1,253,658	712,389	469,902	1,182,291

Foreign
Short-term loans	921,197	18,235	939,432	925,263	46,499	971,762
Line of credit accounts	30,748	—	30,748	—	—	—
Installment loans	89,754	—	89,754	50,203	—	50,203

Total Foreign	1,041,699	18,235	1,059,934	975,466	46,499	1,021,965

Total E-Commerce	1,832,179	481,413	2,313,592	1,687,855	516,401	2,204,256

Total number of consumer loans written and renewed	2,545,232	588,727	3,133,959	2,441,898	648,921	3,090,819

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended June 30,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$484	$483
Installment loans	2,625	2,271
E-Commerce
Domestic
Short-term loans	$507	$518
Line of credit accounts	265	278
Installment loans	1,049	1,060
Foreign
Short-term loans	$564	$537
Line of credit accounts	439	—
Installment loans	1,173	1,124
Consolidated
Short-term loans	$520	$514
Line of credit accounts	284	278
Installment loans	1,175	1,165
Total consumer loans	530	517

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

The average amount per consumer loan increased to $530 from $517 during the current six-month period compared to the prior year six-month period, mainly due to a greater mix of longer-term multi-payment installment loans in the current six-month period, which typically have a higher average loan amount than short-term loans.

Consumer Loans Written to New and Existing Customers in the E-commerce Segment

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current and prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$117,077	$22,288	$139,365	$102,415	$28,272	$130,687
% of total	9.3%	1.8%	11.1%	8.8%	2.4%	11.2%
Existing customers	784,583	329,185	1,113,768	682,458	350,178	1,032,636
% of total	62.6%	26.3%	88.9%	58.7%	30.1%	88.8%

Total amount of consumer loans written and renewed	$901,660	$351,473	$1,253,133	$784,873	$378,450	$1,163,323

Number of consumer loans written and renewed to (in ones):
New customers	237,326	39,859	277,185	230,592	50,441	281,033
% of total	10.3%	1.7%	12.0%	10.4%	2.3%	12.7%
Existing customers	1,594,853	441,554	2,036,407	1,457,263	465,960	1,923,223
% of total	68.9%	19.1%	88.0%	66.2%	21.1%	87.3%

Total number of consumer loans written and renewed	1,832,179	481,413	2,313,592	1,687,855	516,401	2,204,256

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The consumer loan loss provision for the current six-month period compared to the prior year six-month period was $152.1 million and $134.8 million, respectively, which was composed of $152.5 million and $135.0 million related to the Company-owned consumer loans, respectively, offset by $0.4 million and $0.2 million related to loans guaranteed by the Company through the CSO programs, respectively. Consolidated charge-offs, net of recoveries, were $158.4 million and $127.5 million in the current year six-month period and prior year six-month period, respectively.

Total Expenses

The table below shows total expense by segment, for corporate operations and by significant category for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$106,326	$48,444	$24,492	$179,262	$111,622	$37,473	$21,457	$170,552
Occupancy	54,501	5,397	1,671	61,569	52,740	4,131	2,075	58,946
Marketing	6,549	58,068	78	64,695	6,694	46,825	65	53,584
Other	19,985	18,780	10,046	48,811	24,423	15,661	11,179	51,263

Total operations and administration	187,361	130,689	36,287	354,337	195,479	104,090	34,776	334,345
Depreciation and amortization	18,530	9,028	7,973	35,531	16,895	5,902	7,011	29,808

Total expenses	$205,891	$139,717	$44,260	$389,868	$212,374	$109,992	$41,787	$364,153

Year-over-year change - $
Operations and administration	$(8,118)	$26,599	$1,511	$19,992	$13,949	$30,232	$1,990	$46,171
Depreciation and amortization	1,635	3,126	962	5,723	1,655	180	3,223	5,058

Total	$(6,483)	$29,725	$2,473	$25,715	$15,604	$30,412	$5,213	$51,229

Year-over-year change - %	(3.1%)	27.0%	5.9%	7.1%	7.9%	38.2%	14.3%	16.4%

Consolidated total expenses increased $25.7 million, or 7.1%, to $389.9 million in the current six-month period compared to $364.2 million in the prior year six-month period. Total expenses for the retail services segment decreased $6.5 million, or 3.1%, to $205.9 million during the current six-month period compared to $212.4 million in the prior year six-month period. Total expenses for the e-commerce segment increased $29.7 million, or 27.0%, to $139.7 million in the current six-month period.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment decreased $8.1 million, or 4.2%, to $187.4 million during the current six-month period compared to the prior year six-month period. Personnel expenses for the retail services segment decreased $5.3 million, or 4.7%, primarily due to lower short-term incentives and the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $1.8 million, or 3.3%, primarily due to normal rent increases, organic growth and the locations acquired during 2012. Other expenses decreased $4.4 million, primarily due to cost reductions as a result of the Mexico Reorganization, decreased collection costs as a result of a decrease in loans written, lower processing charges which are related to the disposition of commercial merchandise and lower underwriting costs related to a decrease in loans written in the current six-month period.

Operations and administration expenses for the e-commerce segment increased $26.6 million, or 25.6%, to $130.7 million during the current six-month period compared to the prior year six-month period. Personnel expenses increased $11.0 million, or 29.3%, primarily due to incentive accruals due to the strong performance of the e-commerce segment and the addition of new personnel to support the e-commerce segment’s growth. Marketing expenses increased $11.2 million, or 24.0%, to $58.1 million in the current six-month period compared to the prior year six-month period. Marketing expenses consist of online marketing costs, such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. The increase in other expenses was primarily due to increased software maintenance expenses and an increase in loan underwriting and processing expenses.

Corporate administration expense increased $1.5 million, or 4.3%, to $36.3 million in the current six-month period, primarily due to increases in personnel and health insurance expenses, partially offset by a decrease in other expenses related to an abandoned acquisition opportunity in the prior year six-month period.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $5.7 million, or 19.2%, primarily due to acquisitions in the third and fourth quarters of 2012 in the retail services segment and increased costs in the e-commerce segment mainly as a result of increased capitalized software and equipment to support this segment’s growth. Depreciation and amortization expenses at the retail services segment increased $1.6 million, or 9.7%, to $18.5 million. Depreciation and amortization expenses at the e-commerce segment increased $3.1 million, or 53.0%, to $9.0 million, which included acceleration of depreciation related to the phase-out of certain loan platforms in the current period. Depreciation and amortization expenses for corporate operations increased $1.0 million, or 13.7%, to $8.0 million.

Interest Expense

Interest expense increased $2.4 million, or 17.9%, to $16.3 million in the current six-month period as compared to $13.9 million in the prior year six-month period. During the current six-month period, the average amount of debt outstanding increased $51.7 million, to $531.5 million from $479.8 million during the prior year six-month period, primarily due to an increase in debt outstanding as a result of acquisitions that occurred during the third and fourth quarters of 2012 and due to the issuance of the 2018 Senior Notes in May 2013. Following the issuance of the 2018 Senior Notes, the Company paid down all of the outstanding indebtedness under its Domestic and Multi-currency Line, which was at a lower effective interest rate. As a result, the Company’s effective blended borrowing cost increased to 5.3% in the current six-month period compared to 4.9% in the prior year six-month period. Also contributing to the increase in interest expense was $0.3 million of debt extinguishment costs in the current six-month period related to amendments to the Domestic and Multi-currency Line and the 2018 Variable Rate Notes.

Income Taxes

The Company’s effective tax rate was 37.0% in the current six-month period compared to 37.8% in the prior year six-month period. The decreased overall effective tax rate in the current quarter was primarily due to higher earnings at the Company’s e-commerce segment, which has a lower state effective tax rate. In addition, the effective tax rate for the prior year was negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations.

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione. In January 2013, the Company’s Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company intends to liquidate the remaining assets of Creazione, which are insignificant, during 2013. In connection with the final liquidation of Creazione, the Company intends to claim a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione. The Company could realize an income tax benefit of $33.2 million as a result of the worthless stock deduction. The Company intends to treat the deduction as an ordinary loss. However, the IRS could challenge the characterization of the loss. If the deduction is ultimately determined to be a capital loss, the tax benefit may not be realized. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the current six-month period, the Company recorded an additional income tax benefit of $23.9 million associated with its remaining tax basis in the stock of Creazione. In addition, the Company released the valuation allowance recorded in 2012 of $9.3 million and recorded a $33.2 million liability for uncertain tax benefits.

The balance of the Company’s liability for unrecognized tax benefits as of June 30, 2013 was $35.0 million. The Company believes that it is reasonably possible that the entire amount of its unrecognized tax benefits will be recognized in 2013. The unrecognized tax benefit associated with the Creazione worthless stock deduction could be recognized in 2013 if the Company receives a favorable ruling on this matter. In addition, the Company’s unrecognized tax benefits associated with the pre-acquisition tax matters of Prenda Fácil could be recognized as a result of the lapse of the statute of limitations.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest improved by $1.8 million from the prior year six-month period from a net loss attributable to the noncontrolling interest of $1.5 million in the prior year six-month period to net income attributable to the noncontrolling interest of $0.3 million for the current year six-month period, primarily due to the Company’s purchase of the outstanding shares held by minority shareholders in Creazione in September 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2013		2012
Cash flows provided by operating activities	$290,537		$233,862

Cash flows used in investing activities
Pawn activities	$15,777		$24,652
Consumer loan activities	(152,419)		(141,849)
Acquisitions	(923)		(4,720)
Property and equipment additions	(22,392)		(36,713)
Proceeds from sale of marketable securities	6,616		—
Other investing	297		(397)

Total cash flows used in investing activities	$(153,044)		$(159,027)

Cash flows used in financing activities	$(64,418)		$(68,375)

Working capital	$790,787		$646,876
Current ratio	6.0	x	5.5	x
Merchandise turnover	2.7	x	3.3	x
Debt to Adjusted EBITDA ratio(a)	1.9	x	1.5	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $56.6 million, or 24.2%, from $233.9 million in the prior year six-month period to $290.5 million in the current six-month period. The significant components of the increase in net cash provided by operating activities included a $20.7 million increase in cash provided by income taxes payable and deferred income taxes payable, primarily related to lower payments for estimated taxes during the current six-month period compared to the prior year six-month period, and a $17.3 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in the e-commerce segment. Another component of the increase was a $10.1 million decrease in the use of cash for accounts payable and accrued expenses, primarily due to decreased incentive payments of approximately $12.3 million and increased accruals for interest and other expenses of approximately $5.0 million during the current six-month period compared to the prior year six-month period. This increase was partially offset by payments during the current six-month period of approximately $7.2 million related to the Ohio Reimbursements.

In connection with the final liquidation of Creazione, the Company intends to take a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione of approximately $33.2 million. Management believes that the deduction may be treated as an ordinary loss, which would reduce its cash taxes paid in 2013. However, if the deduction is determined to be a capital loss, and the Company does not have capital gains to offset the loss, the Company’s cash paid for income taxes will not be reduced. The Company is pursuing a Private Letter Ruling with the IRS to confirm that the deduction should be treated as an ordinary loss.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $6.0 million, or 3.8%, from $159.0 million in the prior year six-month period to $153.0 million in the current six-month period. During the current six-month period, purchases of property and equipment decreased by $14.3 million, primarily due to lower systems development costs in both of the Company’s segments. The Company also received $6.6 million of proceeds from the sale of marketable securities during the current six-month period. Offsetting these amounts was a $10.6 million increase in cash used for consumer loan activities, primarily as a result of growth in loans written from the Company’s e-commerce segment. In addition, cash provided by pawn lending activities decreased by $8.9 million, primarily as a result of lower sales of forfeited merchandise through commercial channels, offset by a decrease in loans written in foreign retail services operations as a result of the Mexico Reorganization during the third and fourth quarters of 2012.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2013 will be between $45 million and $55 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades, technology infrastructure and for the establishment of approximately five new retail services locations.

In June 2013, the Company’s wholly-owned subsidiary, Cash America Pawn L.P., signed an asset purchase agreement for the acquisition of a 41-store chain of pawn lending locations in Texas owned by TDP Superstores Corp. The Company estimates the aggregate purchase price of the acquisition to be approximately $102.5 million, which may be increased or decreased depending on the pawn loan balance and aggregate value of the merchandise held for disposition at closing. The acquisition is expected to be completed during the third quarter of 2013. The Company expects to fund the acquisition with a combination of available cash and borrowings under its Domestic and Multi-currency Line.

Cash Flows from Financing Activities

Net cash used by financing activities decreased $4.0 million, or 5.8%, from $68.4 million in the prior year six-month period to $64.4 million in the current six-month period. The decrease was primarily due to the issuance and sale of the 2018 Senior Notes, which is discussed in greater detail below. Offsetting this source of cash was a $255.6 million increase in cash used in the current six-month period to repay all outstanding balances under the Company’s Domestic and Multi-currency Line, to pay down other existing indebtedness and to pay loan acquisition costs incurred in conjunction with the issuance of the new debt.

Additionally, the Company used $39.3 million more in the current six-month period than in the prior year six-month period for repurchases of shares of Company common stock through open market transactions pursuant to a 2013 authorization by the Company’s Board of Directors. See “Share Repurchases” section below for additional information.

On May 15, 2013, the Company issued and sold the 2018 Senior Notes for an aggregate principal amount of $300.0 million. The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes will bear interest at a rate of 5.75% per year on the principal amount of the 2018 Senior Notes, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company. The 2018 Senior Notes are guaranteed by all of the Company’s domestic subsidiaries.

In the second quarter of 2013, the Company used a portion of the net proceeds from the 2018 Senior Notes issuance to repay all outstanding balances under its Domestic and Multi-currency Line, which were $202.0 million on May 15, 2013. The Company intends to use the remaining net proceeds from the issuance to repay other outstanding indebtedness and for general corporate purposes.

In addition, on May 10, 2013, the Company entered into an agreement to amend the terms of its Domestic and Multi-currency Line. The primary provisions of the amendment to the Domestic and Multi-currency Line include an extension of the maturity date from March 31, 2015 to March 31, 2018 and a decrease in the total credit available from $380.0 million to $280.0 million, subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. When the Company amended its Domestic and Multi-currency Line, it also extended the maturity date of its 2018 Variable Rate Notes and its letter of credit facility (each of which were entered into originally on the same date as the Domestic and Multi-currency Line) from March 31, 2015 to March 31, 2018.

The Company’s debt agreements require the Company to maintain certain financial ratios. As of June 30, 2013, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. As of June 30, 2013, the Company’s available borrowings under its Domestic and Multi-currency Line were $280.0 million. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line, anticipated cash generated from operations and current working capital of $790.8 million is sufficient to meet the Company’s anticipated capital requirements for its business. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

The Company had standby letters of credit of $16.3 million issued under its $20.0 million letter of credit facility as of June 30, 2013.

Share Repurchases

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization from January 2011. During the current six-month period, the Company purchased 846,700 shares in open market transactions under this authorization for a total investment of $41.4 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Shelf Registration Statement

On August 24, 2012, the Company filed an automatic Shelf Registration Statement on Form S-3 (“the Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) which permits the Company or its selling securityholders to offer from time to time shares of the Company’s common stock, par value $0.10 per share, debt securities, depositary shares, warrants, stock purchase contracts, units, and subscription rights as described in the accompanying prospectus. Pursuant to Rule 462(e) of the Securities Act, the Shelf Registration Statement became effective automatically upon filing with the SEC. Management believes the Shelf Registration Statement will provide the Company with additional flexibility with regard to potential financings that it may undertake when market conditions permit or the Company’s financial condition may require.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of June 30, 2013 and 2012, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $50.9 million and $54.0 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $3.0 million and $2.8 million as of June 30, 2013 and 2012, respectively.

Regulatory Developments

Texas

The Company offers short-term consumer loans in Texas through its CSO programs in both its retail services segment and its e-commerce segment. On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, could have adversely affected the Company’s CSO program in Texas. The bill was not passed or enacted into law, and the next regular session of the Texas legislature will be held in 2015.

U.K. Office of Fair Trading and Competition Commission

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

The OFT announced the findings of its review during the first quarter of 2013 and enumerated a number of expectations it has for payday lenders related to affordability assessments, rollovers, advertising, debt collection and consumer disclosures, among other expectations. Since that time, the OFT has been contacting the larger U.K. payday lenders to communicate the findings of its industry review and individual company examinations, and on May 3, 2013, the OFT sent the Company a letter of findings related to its examination of the Company’s U.K. payday lending business. In that letter, the OFT indicated that the Company may not be complying fully with all aspects of the Irresponsible Lending Guidelines, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, including deferred refinance and extended loans, forbearance and debt collection, and regulatory and other compliance issues. The OFT has asked the Company to provide an independent audit of its compliance in relation to each concern identified in the letter by July 29, 2013. The Company is addressing the concerns identified by the OFT and expects to provide this audit, which will evidence how the Company has rectified the areas of concern identified by the OFT, to the OFT by that date. The Company does not expect any of the changes that it implements in its business in response to the OFT’s concerns to have a material adverse effect on its future operations and financial condition. However, the Company can provide no assurance as to whether it will successfully resolve the concerns expressed by the OFT or whether, in addressing these concerns, it will need to further change its business processes or payday lending products in the United Kingdom in a manner that could materially adversely affect its future operations and financial condition.

In addition, in June 2013, the OFT expressed concerns regarding the payday lending industry in the United Kingdom and referred the industry to the Competition Commission for review. The Competition Commission will conduct a detailed investigation of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition and, if so, what remedial action should be taken. The Competition Commission is required to complete its report by June 26, 2015, although it has stated that it aims to complete the investigation in a shorter period. If the investigation finds remedial action is necessary, the Competition Commission will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the industry regulator, which is likely to be the Financial Conduct Authority (which will take over responsibility for regulating consumer credit from the OFT in April 2014).

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth on Exhibit 99.1 to the Current Report on Form 8-K dated and filed on May 8, 2013 and incorporated herein by reference, there have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first six months of 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	10,608	$47.81	10,000	2,490,000
February 1 to February 28	302,147	$49.22	270,000	2,220,000
March 1 to March 31	155,000	$51.54	155,000	2,065,000
April 1 to April 30	20,000	$52.40	20,000	2,045,000
May 1 to May 31	185,023	$46.49	185,000	1,860,000
June 1 to June 30	206,700	$47.97	206,700	1,653,300

Total	879,478	$48.82	846,700

(a)

Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608 and 32,126 shares for the months of January and February, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 21 and 23 shares for the months of February and May.

(b)

On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	06/24/13

4.1	Indenture, dated May 15, 2013, between Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc. as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	05/15/13

10.1	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended					X

10.2	Third Amendment to Credit Agreement dated as of May 10, 2013 among Cash America International, Inc., the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

10.3	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among Cash America International, Inc., the Guarantors and Wells Fargo Bank, National Association					X

10.4	Cash America International, Inc. Severance Pay Plan for Executives effective April 24, 2013					X

10.5	Registration Rights Agreement dated May 15, 2013, between Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc. as guarantors, Jefferies LLC and JMP Securities LLC	8-K	001-09733	10.1	05/15/13

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Subsection of the “Risk Factors” section of the Preliminary Offering Memorandum	8-K	001-09733	99.1	05/08/13

101.INS (1)	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013, June 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Equity as of June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2013	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	06/24/13

4.1	Indenture, dated May 15, 2013, between Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc. as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	05/15/13

10.1	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended					X

10.2	Third Amendment to Credit Agreement dated as of May 10, 2013 among Cash America International, Inc., the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

10.3	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among Cash America International, Inc., the Guarantors and Wells Fargo Bank, National Association					X

10.4	Cash America International, Inc. Severance Pay Plan for Executives effective April 24, 2013					X

10.5	Registration Rights Agreement dated May 15, 2013, between Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc. as guarantors, Jefferies LLC and JMP Securities LLC	8-K	001-09733	10.1	05/15/13

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Subsection of the “Risk Factors” section of the Preliminary Offering Memorandum	8-K	001-09733	99.1	05/08/13

101.INS (1)	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013, June 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Equity as of June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.