Form 10-Q
period 2013-09-30
CASH AMERICA INTERNATIONAL INC
filed 2013-10-28
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes    ☐        No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,101,782 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 21, 2013.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. and its subsidiaries (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•

the effect of domestic and foreign pawn, consumer credit, tax and other laws and government rules and regulations, including changes in such laws, rules and regulations, applicable to the Company’s business, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom;

•	public perception of the Company’s business, including its consumer loan business and its business practices;

•	changes in the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the Company’s ability to process or collect consumer loans through the Automated Clearing House system;

•	fluctuations, including a sustained decrease, in the price of gold or a deterioration in economic conditions;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$84,096	$78,663	$63,134
Pawn loans	253,678	254,077	244,640
Consumer loans, net	328,281	256,825	289,418
Merchandise held for disposition, net	193,115	171,285	167,409
Pawn loan fees and service charges receivable	50,090	48,771	48,991
Income taxes receivable	10,931	684	—
Prepaid expenses and other assets	28,840	36,912	35,605
Deferred tax assets	46,429	39,826	48,992

Total current assets	995,460	887,043	898,189
Property and equipment, net	257,787	258,214	261,771
Goodwill	670,037	599,337	608,216
Intangible assets, net	46,860	34,877	36,473
Other assets	21,185	12,936	13,609

Total assets	$1,991,329	$1,792,407	$1,818,258

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$137,473	$109,986	$126,664
Customer deposits	15,123	12,944	11,420
Income taxes currently payable	—	—	5,922
Current portion of long-term debt	22,606	44,205	43,617

Total current liabilities	175,202	167,135	187,623
Deferred tax liabilities	96,286	102,048	101,711
Noncurrent income tax payable	—	2,697	2,703
Other liabilities	1,287	1,007	888
Long-term debt	660,243	545,258	534,713

Total liabilities	$933,018	$818,145	$827,638

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	152,872	157,874	157,613
Retained earnings	991,682	855,972	879,434
Accumulated other comprehensive income	2,614	4,366	3,128
Treasury shares, at cost (2,164,873 shares, 1,214,646 shares and 1,351,712 shares as of September 30, 2013 and 2012, and as of December 31, 2012, respectively)	(91,881)	(46,175)	(51,304)

Total Cash America International, Inc. shareholders’ equity	1,058,311	975,061	991,895
Noncontrolling interest	—	(799)	(1,275)

Total equity	1,058,311	974,262	990,620

Total liabilities and equity	$1,991,329	$1,792,407	$1,818,258

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Pawn loan fees and service charges	$79,298	$76,500	$227,940	$221,450
Proceeds from disposition of merchandise	128,660	153,493	438,909	517,832
Consumer loan fees	227,563	205,094	640,199	558,656
Other	2,280	4,607	9,832	10,888

Total Revenue	437,801	439,694	1,316,880	1,308,826

Cost of Revenue
Disposed merchandise	91,101	106,918	301,397	350,878
Consumer loan loss provision	99,693	84,299	251,774	219,079

Total Cost of Revenue	190,794	191,217	553,171	569,957

Net Revenue	247,007	248,477	763,709	738,869

Expenses
Operations and administration	199,705	181,215	554,042	515,560
Depreciation and amortization	18,783	27,074	54,314	56,882

Total Expenses	218,488	208,289	608,356	572,442

Income from Operations	28,519	40,188	155,353	166,427
Interest expense	(9,260)	(7,196)	(25,608)	(21,065)
Interest income	1	22	69	79
Foreign currency transaction (loss) gain	(741)	93	(1,053)	(72)
Loss on extinguishment of debt	(346)	—	(346)	—
Equity in loss of unconsolidated subsidiary	—	(61)	(136)	(209)

Income before Income Taxes	18,173	33,046	128,279	145,160
(Benefit) provision for income taxes	(28,013)	25,116	12,727	67,487

Net Income	46,186	7,930	115,552	77,673
Net loss (income) attributable to the noncontrolling interest	—	3,773	(308)	5,317

Net Income Attributable to Cash America International, Inc.	$46,186	$11,703	$115,244	$82,990

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.62	$0.40	$4.01	$2.80
Diluted	$1.52	$0.37	$3.73	$2.62
Weighted average common shares outstanding:
Basic	28,426	29,536	28,747	29,599
Diluted	30,379	31,375	30,857	31,643
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$46,186	$7,930	$115,552	$77,673
Other comprehensive (loss) gain, net of tax:
Unrealized derivatives gain(a)	—	—	—	12
Foreign currency translation gain (loss)(b)	2,976	7,664	(371)	10,038
Marketable securities gain (loss)(c)	—	767	(254)	1,311

Total other comprehensive gain (loss), net of tax	2,976	8,431	(625)	11,361

Comprehensive income	$49,162	$16,361	$114,927	$89,034
Net loss (income) attributable to the noncontrolling interest	—	3,773	(308)	5,317
Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	—	(77)	111	(99)

Comprehensive loss (income) attributable to the noncontrolling interest	—	3,696	(197)	5,218

Comprehensive income attributable to Cash America International, Inc.	$49,162	$20,057	$114,730	$94,252

(a)	Net of tax provision of $6 for the nine months ended September 30, 2012.
(b)	Net of tax provision of $1,977 and $1,529 for the three months ended September 30, 2013 and 2012, respectively, and $238 and $1,581 for the nine months ended September 30, 2013 and 2012, respectively.
(c)	Net of tax (provision) benefit of $(413) for the three months ended September 30, 2012 and $136 and $(705) for the nine months ended September 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(8,208)			250,470	9,459	1,251		1,251
Stock-based compensation expense			3,982					3,982		3,982
Income tax benefit from stock-based compensation			2,082					2,082		2,082
Net income attributable to Cash America International, Inc.				82,990				82,990		82,990
Dividends paid				(3,078)				(3,078)		(3,078)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					9,939			9,939	99	10,038
Marketable securities unrealized gain, net of tax					1,311			1,311		1,311
Purchases of treasury shares						(453,760)	(18,215)	(18,215)		(18,215)
Loss attributable to the noncontrolling interest								—	(5,317)	(5,317)
Purchase of noncontrolling interest			(7,665)					(7,665)	(719)	(8,384)

Balance as of September 30, 2012	30,235,164	$3,024	$157,874	$855,972	$4,366	(1,214,646)	$(46,175)	$975,061	$(799)	$974,262

Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,871)			127,087	4,871	—		—
Stock-based compensation expense			3,899					3,899		3,899
Income tax benefit from stock-based compensation			595					595		595
Redemption of convertible debt			(4,573)					(4,573)		(4,573)
Net income attributable to Cash America International, Inc.				115,244				115,244		115,244
Dividends paid				(2,996)				(2,996)		(2,996)
Foreign currency translation loss, net of tax					(260)			(260)	(111)	(371)
Marketable securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(940,248)	(45,448)	(45,448)		(45,448)
Income from noncontrolling interest								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287

Balance as of September 30, 2013	30,235,164	$3,024	$152,872	$991,682	$2,614	(2,164,873)	$(91,881)	$1,058,311	$—	$1,058,311

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$115,552	$77,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	54,314	56,882
Amortization of debt discount and issuance costs	4,665	2,835
Consumer loan loss provision	251,774	219,079
Stock-based compensation	3,899	3,982
Deferred income taxes, net	(2,963)	5,614
Excess income tax benefit from stock-based compensation	(595)	(2,082)
Other	1,267	3,985
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	7,011	8,216
Pawn loan fees and service charges receivable	1,025	979
Finance and service charges on consumer loans	(3,773)	(2,989)
Prepaid expenses and other assets	1,920	(681)
Accounts payable and accrued expenses	12,890	(6,680)
Current and noncurrent income taxes	(16,025)	(10,787)
Other operating assets and liabilities	2,335	1,820

Net cash provided by operating activities	433,296	357,846

Cash Flows from Investing Activities
Pawn loans made	(552,280)	(573,465)
Pawn loans repaid	320,055	323,891
Principal recovered through dispositions of forfeited pawn loans	209,399	244,686
Consumer loans made or purchased	(1,512,668)	(1,375,293)
Consumer loans repaid	1,222,379	1,124,728
Acquisitions, net of cash acquired	(104,668)	(56,919)
Purchases of property and equipment	(43,006)	(58,566)
Proceeds from sale of marketable securities	6,616	—
Other investing activities	1,182	(784)

Net cash used in investing activities	(452,991)	(371,722)

Cash Flows from Financing Activities
Net payments under bank lines of credit	(180,786)	7,427
Issuance of long-term debt	300,000	52,000
Net proceeds from re-issuance of treasury shares	—	1,251
Debt issuance costs paid	(9,941)	(425)
Payments on/repurchases of notes payable	(21,787)	(9,585)
Excess income tax benefit from stock-based compensation	595	2,082
Treasury shares purchased	(45,448)	(17,832)
Dividends paid	(2,996)	(3,078)
Purchase of noncontrolling interest	(4)	(5,625)

Net cash provided by financing activities	39,633	26,215

Effect of exchange rates on cash	1,024	3,782

Net increase in cash and cash equivalents	20,962	16,121
Cash and cash equivalents at beginning of year	63,134	62,542

Cash and cash equivalents at end of period	$84,096	$78,663

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$237,685	$257,278
Pawn loans renewed	$197,781	$206,412
Consumer loans renewed	$487,258	$471,415

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of September 30, 2013 and 2012 and for the three- and nine-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill—Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value of its goodwill was in excess of carrying value, and, as a result, no impairment existed at that date.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and determined that it was not more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which improves the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line items on the consolidated statements of income that compose net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position, results of operations or other comprehensive income. See Note 7 for further discussion.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”). ASU 2011-11 requires a company to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or are subject to an enforceable master netting or similar arrangement. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which limits the scope of ASU 2011-11 by requiring additional disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning January 1, 2013. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, and the adoption of these standards did not have a material effect on its financial position or results of operations. See Note 13 for further discussion.

Accounting Standards to be Adopted in Future Periods

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on the Company’s financial condition or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company’s financial condition or results of operations.

2.	Acquisitions

Recent Acquisitions

For the acquisitions described below, the Company has made these acquisitions pursuant to its business strategy of expanding storefront operations for its pawn business in the United States. Goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn lending locations acquired through these acquisitions in the retail services segments. All goodwill associated with these acquisitions is expected to be deductible for tax purposes.

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million, including consideration for non-competition covenants. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$14,468
Merchandise acquired	8,024
Pawn loan fees and service charges receivable	2,094
Property and equipment	4,230
Goodwill	62,335
Intangible assets (a)	14,404
Other assets	383
Other liabilities	(829)
Customer deposits	(1,365)

Total consideration paid for acquisition, net of cash acquired	$103,744

(a)	Includes $11.9 million related to customer relationships being amortized over seven years and $2.5 million related to a non-competition agreement being amortized over 10 years.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Pending Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In August 2013, the Company signed an asset purchase agreement for the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. and operating primarily under the PawnMart brand in both markets. The Company estimates the aggregate purchase price of the acquisition to be approximately $62.0 million, including consideration for certain non-competition covenants. The purchase price is expected to be paid in cash and funded through borrowings under the Company’s line of credit. The purchase price may be adjusted based on the aggregate value of the pawn loan balance and merchandise inventory balance held by the seller at closing. The closing of the transaction is subject to the satisfaction of certain closing conditions, such as the receipt of certain approvals to be obtained by the seller and its parent company, Xponential, Inc., licensing and the receipt of certain regulatory approvals. If all conditions are satisfied, the closing of the acquisition is expected to occur in the fourth quarter of 2013.

3.	Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of September 30, 2013 and 2012 and December 31, 2012, the Company had current pawn loans outstanding of $245.5 million, $246.0 million and $235.3 million, respectively, and delinquent pawn loans outstanding of $8.2 million, $8.1 million and $9.3 million, respectively.

4.	Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and fees on short-term loans	$118,775	$145,857	$385,548	$420,439
Interest and fees on line of credit accounts	50,504	20,077	102,021	45,998
Interest and fees on installment loans	58,284	39,160	152,630	92,219

Total consumer loan revenue	$227,563	$205,094	$640,199	$558,656

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends in current loans. For delinquent short-term loans, the allowance or liability for estimated losses is based on a six-month rolling average of loss rates by stage of collection. For line of credit accounts and installment loan portfolios, the Company uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of September 30, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	As of September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$103,320	$87,554	$155,100	$345,974
Delinquent loans	41,706	12,052	18,505	72,263

Total consumer loans, gross	145,026	99,606	173,605	418,237
Less: allowance for losses	(34,829)	(21,934)	(33,193)	(89,956)

Consumer loans, net	$110,197	$77,672	$140,412	$328,281

	As of September 30, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$130,034	$33,724	$98,262	$262,020
Delinquent loans	52,438	4,879	16,734	74,051

Total consumer loans, gross	182,472	38,603	114,996	336,071
Less: allowance for losses	(43,852)	(8,163)	(27,231)	(79,246)

Consumer loans, net	$138,620	$30,440	$87,765	$256,825

	As of December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$146,732	$36,603	$117,641	$300,976
Delinquent loans	52,565	6,097	15,483	74,145

Total consumer loans, gross	199,297	42,700	133,124	375,121
Less: allowance for losses	(45,982)	(11,107)	(28,614)	(85,703)

Consumer loans, net	$153,315	$31,593	$104,510	$289,418

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$42,068	$10,649	$27,146	$79,863
Consumer loan loss provision	42,032	25,140	32,738	99,910
Charge-offs	(58,862)	(15,414)	(30,762)	(105,038)
Recoveries	9,591	1,559	4,071	15,221

Balance at end of period	$34,829	$21,934	$33,193	$89,956

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,439	$—	608	$3,047
(Decrease) increase in liability	(226)	—	9	(217)

Balance at end of period	$2,213	$—	617	$2,830

	Three Months Ended September 30, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,409	$5,243	$19,919	$70,571
Consumer loan loss provision	50,846	9,656	23,155	83,657
Charge-offs	(63,281)	(8,817)	(17,635)	(89,733)
Recoveries	10,878	2,081	1,792	14,751

Balance at end of period	$43,852	$8,163	$27,231	$79,246

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,417	$—	$378	$2,795
Increase in liability	618	—	24	642

Balance at end of period	$3,035	$—	$402	$3,437

	Nine Months Ended September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	130,624	41,612	80,206	252,442
Charge-offs	(172,504)	(35,490)	(86,237)	(294,231)
Recoveries	30,727	4,705	10,610	46,042

Balance at end of period	$34,829	$21,934	$33,193	$89,956

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$—	$564	$3,498
(Decrease) increase in liability	(721)	—	53	(668)

Balance at end of period	$2,213	$—	$617	$2,830

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2012
	Short- term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$46,406	$3,723	$12,943	$63,072
Consumer loan loss provision	146,156	18,259	54,289	218,704
Charge-offs	(178,095)	(16,572)	(44,178)	(238,845)
Recoveries	29,385	2,753	4,177	36,315

Balance at end of period	$43,852	$8,163	$27,231	$79,246

Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,617	$—	$445	$3,062
Increase (decrease) in liability	418	—	(43)	375

Balance at end of period	$3,035	$—	$402	$3,437

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of September 30, 2013 and 2012 and December 31, 2012, the amount of consumer loans guaranteed by the Company was $50.1 million, $55.3 million and $64.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.8 million, $3.4 million and $3.5 million, as of September 30, 2013 and 2012 and December 31, 2012, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

5.	Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of September 30, 2013 and 2012 and December 31, 2012 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of September 30,						As of December 31,
	2013			2012			2012
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$187,718	$(840)	$186,878	$160,775	$(700)	$160,075	$162,495	$(840)	$161,655
Foreign	6,345	(108)	6,237	11,221	(11)	11,210	5,765	(11)	5,754

Total	$194,063	$(948)	$193,115	$171,996	$(711)	$171,285	$168,260	$(851)	$167,409

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of September 30, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	Balance as of
	September 30,		December 31,
	2013	2012	2012
Domestic and multi-currency line of credit due 2018	$120,225	$288,266	$301,011
6.12% senior unsecured notes due 2012	—	13,333	—
6.09% Series A senior unsecured notes due 2016	28,000	35,000	28,000
7.26% senior unsecured notes due 2017	20,000	25,000	25,000
Variable rate senior unsecured notes due 2018	35,417	43,750	41,667
5.75% senior unsecured notes due 2018	300,000	—	—
6.00% Series A senior unsecured notes due 2019	47,000	47,000	47,000
6.21% Series B senior unsecured notes due 2021	20,455	22,727	20,455
6.58% Series B senior unsecured notes due 2022	5,000	5,000	5,000
5.25% convertible senior notes due 2029	106,752	109,387	110,197

Total debt	$682,849	$589,463	$578,330
Less current portion	(22,606)	(44,205)	(43,617)

Total long-term debt	$660,243	$545,258	$534,713

Domestic and Multi-Currency Line of Credit

The Company’s domestic and multi-currency line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line of Credit”), was amended by the Company on May 10, 2013. The primary provisions of the amendment to the Domestic and Multi-currency Line of Credit include an extension of the maturity date from March 31, 2015 to March 31, 2018 and a decrease in the total credit available from $380.0 million to $280.0 million, subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate for one-, two-, three- or six-month periods, as selected by the Company for the first interest rate period, and for subsequent interest rate periods, one week or two weeks or one-, two-, three- or six-month periods, as selected by the Company (“LIBOR”), plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the credit agreement entered into in connection with the Domestic and Multi-currency Line of Credit. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.38% as of September 30, 2013) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 2.81%, 2.75% and 3.06% as of September 30, 2013 and 2012 and December 31, 2012, respectively.

As of September 30, 2013, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 31 days, and as of September 30, 2012, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from two to 31 days. The Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit; therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Variable Rate Senior Unsecured Notes

When the Company amended its Domestic and Multi-currency Line of Credit, it also extended the maturity date of its $50.0 million variable rate term loan facility (the “2018 Variable Rate Notes”) from March 31, 2015 to March 31, 2018. The 2018 Variable Rate Notes are payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2018. Interest on the 2018 Variable Rate Notes is charged, at the Company’s option, at either LIBOR (as defined above) plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The weighted average interest rate (including margin) on the 2018 Variable Rate Notes was 3.69% for September 30, 2013 and 3.75% as of each of September 30, 2012 and December 31, 2012.

In connection with the amendment of the Domestic and Multi-currency Line of Credit and the 2018 Variable Rate Notes, the Company incurred debt issuance costs of approximately $1.8 million during the nine months ended September 30, 2013, which primarily consisted of commitment fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the Company’s consolidated balance sheets.

$300.0 Million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”). The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries.

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

In connection with the issuance of the 2018 Senior Notes, the Company incurred debt issuance costs of approximately $8.1 million during the nine months ended September 30, 2013, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the Company’s consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Other

When the Company entered into its Domestic and Multi-currency Line of Credit, it also entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). When the Company amended its Domestic and Multi-currency Line of Credit, it also extended the maturity date of its Letter of Credit Facility from March 31, 2015 to March 31, 2018. The Company had standby letters of credit of $16.3 million under its Letter of Credit Facility as of September 30, 2013.

The Company’s debt agreements for its Domestic and Multi-currency Line of Credit and its senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2013, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

7.	Reclassification out of Accumulated Other Comprehensive Income

In accordance with ASU 2013-02, the reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three and nine months ended September 30, 2013 were as follows (dollars in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$(362)	$—	$(362)	$2,874	$254	$3,128
Other comprehensive income before reclassifications	2,976	—	2,976	(260)	373	113
Amounts reclassified from AOCI(a)	—	—	—	—	(627)	(627)

Net change in AOCI	2,976	—	2,976	(260)	(254)	(514)

Balance at the end of period	$2,614	$—	$2,614	$2,614	$—	$2,614

(a)

The gain on marketable securities reclassified out of AOCI for the nine months ended September 30, 2013 is composed of a $964 gain and income tax expense of $337. The gain and income tax expense are included in “Other revenue” and “Provision for income taxes,” respectively, in the consolidated statements of income.

8.	Net Income Per Share

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and nine months ended September 30, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Cash America International, Inc.	$46,186	$11,703	$115,244	$82,990

Denominator:
Total weighted average basic shares(a)	28,426	29,536	28,747	29,599
Shares applicable to stock-based compensation(b)	102	164	92	188
Convertible debt(c)	1,851	1,675	2,018	1,856

Total weighted average diluted shares(d)	30,379	31,375	30,857	31,643

Net income – basic	$1.62	$0.40	$4.01	$2.80

Net income – diluted	$1.52	$0.37	$3.73	$2.62

(a)

Includes vested and deferred restricted stock units of 301 and 291, as well as 31 and 31 shares held in the Company’s nonqualified deferred compensation plan for the three months ended September 30, 2013 and 2012, respectively, and vested and deferred restricted stock units of 308 and 285, as well as 31 and 31 shares held in the Company’s nonqualified deferred compensation plan for the nine months ended September 30, 2013 and 2012, respectively.

(b)

For the three and nine months ended September 30, 2013, includes shares related to unvested restricted stock unit awards. For the three and nine months ended September 30, 2012, includes shares related to outstanding option awards that were exercisable and shares related to unvested restricted stock unit awards.

(c)

The shares issuable with respect to the Company’s senior unsecured convertible notes due 2029 (the “2029 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

(d)

There were 25 anti-dilutive shares for the nine months ended September 30, 2013 and no anti-dilutive shares for the three months ended September 30, 2013 and three and nine months ended September 30, 2012.

9.	Income Taxes

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). In January 2013, the Company’s Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company is currently in the process of liquidating the remaining assets of Creazione, which are insignificant. In connection with the liquidation of Creazione, the Company intends to claim a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized an income tax benefit of $33.2 million as a result of the deduction. The Company believes that it meets the requirements for this deduction and that it should be treated as an ordinary loss, which will reduce the Company’s cash taxes paid in 2013, and the Company has obtained a Private Letter Ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the three months ended March 31, 2013, the Company recorded an additional income tax benefit of $23.9 million associated with its remaining tax basis in the stock of Creazione. In addition, the Company released the valuation allowance recorded in 2012 of $9.3 million and recorded a $33.2 million liability for uncertain tax benefits. Following the receipt of a favorable Private Letter Ruling from the Internal Revenue Service in September of 2013, the Company determined that it met the more-likely-than-not threshold for recording a tax benefit related to the Creazione stock basis deduction and released the $33.2 million liability for uncertain tax benefits during the three months ended September 30, 2013.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During 2013, the statute of limitations expired related to the Mexico tax returns of Creazione for periods before it was acquired by the Company (pre-2008). As a result, in the third quarter of 2013, the Company released reserves established for unrecognized tax benefits of $1.0 million and the related accrued interest and penalties of $1.9 million.

The Company recognized income tax (benefit) expense of ($28.0) million and $12.7 million for the three and nine months ended September 30, 2013, respectively, compared to income tax expense of $25.1 million and $67.5 million for the three and nine months ended September 30, 2012, respectively. The decrease in income tax expense and the effective tax rate of (154.1%) and 9.9% for the three and nine months ended September 30, 2013, respectively, is primarily due to the recognition of the $33.2 million tax benefit associated with the Creazione stock basis deduction and the $1.0 million release of the reserve for uncertain tax benefits related to the Creazione pre-acquisition Mexico tax returns noted above. In addition, the income tax expense for the three and nine months ended September 30, 2012 was negatively impacted by the recognition of a $12.6 million valuation allowance related to the Mexico deferred tax assets of Creazione.

10.	Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. In the e-commerce segment, certain administration expenses are allocated between the domestic and foreign components based on the amount of loans written and renewed. The Company reports corporate operations separately from its retail services and e-commerce segment information. Corporate operations primarily include corporate expenses, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables contain operating segment data for the three and nine months ended September 30, 2013 and 2012 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Three Months Ended September 30, 2013
Revenue
Pawn loan fees and service charges	$77,532	$1,766	$79,298	$—	$—	$—	$—	$79,298
Proceeds from disposition of merchandise	124,352	4,308	128,660	—	—	—	—	128,660
Consumer loan fees	29,504	—	29,504	104,954	93,105	198,059	—	227,563
Other	1,731	66	1,797	249	69	318	165	2,280

Total revenue	233,119	6,140	239,259	105,203	93,174	198,377	165	437,801

Cost of revenue
Disposed merchandise	87,530	3,571	91,101	—	—	—	—	91,101
Consumer loan loss provision	10,037	—	10,037	49,225	40,431	89,656	—	99,693

Total cost of revenue	97,567	3,571	101,138	49,225	40,431	89,656	—	190,794

Net revenue	135,552	2,569	138,121	55,978	52,743	108,721	165	247,007

Expenses
Operations and administration	111,220	2,831	114,051	38,662	31,755	70,417	15,237	199,705
Depreciation and amortization	9,878	764	10,642	3,252	706	3,958	4,183	18,783

Total expenses	121,098	3,595	124,693	41,914	32,461	74,375	19,420	218,488

Income (loss) from operations	$14,454	$(1,026)	$13,428	$14,064	$20,282	$34,346	$(19,255)	$28,519

As of September 30, 2013
Total assets	$1,102,152	$120,131	$1,222,283	$420,914	$216,341	$637,255	$131,791	$1,991,329
Goodwill			$459,669			$210,368		$670,037

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Three Months Ended September 30, 2012
Revenue
Pawn loan fees and service charges	$73,209	$3,291	$76,500	$—	$—	$—	$—	$76,500
Proceeds from disposition of merchandise	141,088	12,405	153,493	—	—	—	—	153,493
Consumer loan fees	31,445	—	31,445	89,342	84,307	173,649	—	205,094
Other	1,938	252	2,190	374	14	388	2,029	4,607

Total revenue	247,680	15,948	263,628	89,716	84,321	174,037	2,029	439,694

Cost of revenue
Disposed merchandise	96,315	10,603	106,918	—	—	—	—	106,918
Consumer loan loss provision	8,061	—	8,061	42,877	33,361	76,238	—	84,299

Total cost of revenue	104,376	10,603	114,979	42,877	33,361	76,238	—	191,217

Net revenue	143,304	5,345	148,649	46,839	50,960	97,799	2,029	248,477

Expenses
Operations and administration	84,874	14,205	99,079	33,397	31,051	64,448	17,688	181,215
Depreciation and amortization	7,808	12,264	20,072	3,037	342	3,379	3,623	27,074

Total expenses	92,682	26,469	119,151	36,434	31,393	67,827	21,311	208,289

Income (loss) from operations	$50,622	$(21,124)	$29,498	$10,405	$19,567	$29,972	$(19,282)	$40,188

As of September 30, 2012
Total assets	$993,598	$111,610	$1,105,208	$382,459	$174,665	$557,124	$130,075	$1,792,407
Goodwill			$388,965			$210,372		$599,337

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Nine Months Ended September 30, 2013
Revenue
Pawn loan fees and service charges	$222,508	$5,432	$227,940	$—	$—	$—	$—	$227,940
Proceeds from disposition of merchandise	425,716	13,193	438,909	—	—	—	—	438,909
Consumer loan fees	84,473	—	84,473	283,097	272,629	555,726	—	640,199
Other	6,149	988	7,137	1,051	92	1,143	1,552	9,832

Total revenue	738,846	19,613	758,459	284,148	272,721	556,869	1,552	1,316,880

Cost of revenue
Disposed merchandise	290,569	10,828	301,397	—	—	—	—	301,397
Consumer loan loss provision	23,927	—	23,927	112,391	115,456	227,847	—	251,774

Total cost of revenue	314,496	10,828	325,324	112,391	115,456	227,847	—	553,171

Net revenue	424,350	8,785	433,135	171,757	157,265	329,022	1,552	763,709

Expenses
Operations and administration	291,409	10,003	301,412	99,906	101,200	201,106	51,524	554,042
Depreciation and amortization	27,579	1,593	29,172	10,885	2,101	12,986	12,156	54,314

Total expenses	318,988	11,596	330,584	110,791	103,301	214,092	63,680	608,356

Income (loss) from operations	$105,362	$(2,811)	$102,551	$60,966	$53,964	$114,930	$(62,128)	$155,353

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Nine Months Ended September 30, 2012
Revenue
Pawn loan fees and service charges	$210,807	$10,643	$221,450	$—	$—	$—	$—	$221,450
Proceeds from disposition of merchandise	481,558	36,274	517,832	—	—	—	—	517,832
Consumer loan fees	89,396	—	89,396	232,268	236,992	469,260	—	558,656
Other	7,085	512	7,597	827	19	846	2,445	10,888

Total revenue	788,846	47,429	836,275	233,095	237,011	470,106	2,445	1,308,826

Cost of revenue
Disposed merchandise	318,788	32,090	350,878	—	—	—	—	350,878
Consumer loan loss provision	19,130	—	19,130	95,474	104,475	199,949	—	219,079

Total cost of revenue	337,918	32,090	370,008	95,474	104,475	199,949	—	569,957

Net revenue	450,928	15,339	466,267	137,621	132,536	270,157	2,445	738,869

Expenses
Operations and administration	264,337	30,221	294,558	82,986	85,552	168,538	52,464	515,560
Depreciation and amortization	22,454	14,513	36,967	8,376	905	9,281	10,634	56,882

Total expenses	286,791	44,734	331,525	91,362	86,457	177,819	63,098	572,442

Income (loss) from operations	$164,137	$(29,395)	$134,742	$46,259	$46,079	$92,338	$(60,653)	$166,427

11.	Commitments and Contingencies

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

This case was scheduled to go to trial in November 2013, but on October 9, 2013, the parties agreed to a memorandum of understanding (the “Settlement Memorandum”). Pursuant to the Settlement Memorandum, the parties filed a joint motion containing the full terms of the settlement (the “Settlement Agreement”) to the trial court for approval on October 24, 2013. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million, to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. If the Company does not pay at least $18.0 million towards the Class Claims and Costs, the Settlement Agreement requires the Company to pay, into a cy pres (non-profit) fund approved by the court, an amount equal to $18.0 million less the aggregate amount the Company pays towards the Class Claims and Costs. In accordance with ASC 855-10-55—Subsequent Events and ASC-20-50, Contingencies, the Company recognized a liability during the third quarter of 2013 in the amount of $18.0 million, which it deems the most probable payment amount. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit. If the Settlement Agreement is not approved by the court, the Company cannot predict the outcome of this litigation.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Consumer Financial Protection Bureau

The Company has been advised by the Enforcement Division of the Consumer Financial Protection Bureau (the “CFPB”) that it is contemplating an enforcement action against the Company related to the improper preparation of certain court documents in connection with collections lawsuits initiated by the Company in Ohio, which were previously disclosed by the Company and for which it implemented a voluntarily reimbursement program for affected customers at an originally estimated cost to the Company of approximately $13.4 million before taxes, and a limited number of other issues that arose during the CFPB’s 2012 examination. The Company has fully cooperated with the CFPB and continues to do so. Currently, the Company is seeking to negotiate a settlement to resolve all pending issues. The Company anticipates that a settlement will require, among other things, the payment of a civil money penalty and the enhancement of various procedures and controls. There is no certainty that a settlement will be successfully negotiated, or that the consequences of a settlement or an unsettled action will not have a material adverse impact on the Company’s business, results of operations or financial position. Based upon the Company’s assessment of the matter in accordance with ASC 450-20-20, Contingencies—Loss Contingencies—Glossary as of the date of filing this report on Form 10-Q, the Company currently expects that the CFPB enforcement action, including any monetary penalties or changes to its business that result from such enforcement action, will not have a material adverse impact on its business, results of operations or financial position.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and 2012 and December 31, 2012 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(790)	$—	$(790)	$—
Nonqualified savings plan assets(a)	13,455	13,455	—	—

Total	$12,665	$13,455	$(790)	$—

	September 30,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(307)	$—	$(307)	$—
Nonqualified savings plan assets(a)	10,990	10,990	—	—
Marketable securities(b)	6,426	6,426	—	—

Total	$17,109	$17,416	$(307)	$—

	December 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(406)	$—	$(406)	$—
Nonqualified savings plan assets(a)	11,347	11,347	—	—
Marketable securities(b)	6,042	6,042	—	—

Total	$16,983	$17,389	$(406)	$—

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

(b)

Cumulative unrealized total gains, net of tax, on these equity securities of $0.5 million and $0.3 million as of September 30, 2012 and December 31, 2012, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity. These marketable securities were sold during the second quarter of 2013. See Note 7 for further discussion.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. During the nine months ended September 30, 2013 and 2012, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2013 and 2012 and December 31, 2012 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,096	$84,096	$84,096	$—	$—
Pawn loans	253,678	253,678	—	—	253,678
Consumer loans, net	328,281	328,281	—	—	328,281
Pawn loan fees and service charges receivable	50,090	50,090	—	—	50,090

Total	$716,145	$716,145	$84,096	$—	$632,049

Financial liabilities:
Domestic and Multi-currency Line of credit	$120,225	$126,260	$—	$126,260	$—
Senior unsecured notes	455,872	445,888	—	445,888	—
2029 Convertible Notes	106,752	195,612	—	195,612	—

Total	$682,849	$767,760	$—	$767,760	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,663	$78,663	$78,663	$—	$—
Pawn loans	254,077	254,077	—	—	254,077
Consumer loans, net	256,825	256,825	—	—	256,825
Pawn loan fees and service charges receivable	48,771	48,771	—	—	48,771

Total	$638,336	$638,336	$78,663	$—	$559,673

Financial liabilities:
Domestic and Multi-currency Line of credit	$288,266	$295,747	$—	$295,747	$—
Senior unsecured notes	191,810	190,574	—	190,574	—
2029 Convertible Notes	109,387	184,431	—	184,431	—

Total	$589,463	$670,752	$—	$670,752	$—

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,134	$63,134	$63,134	$—	$—
Pawn loans	244,640	244,640	—	—	244,640
Consumer loans, net	289,418	289,418	—	—	289,418
Pawn loan fees and service charges receivable	48,991	48,991	—	—	48,991

Total	$646,183	$646,183	$63,134	$—	$583,049

Financial liabilities:
Domestic and Multi-currency Line of credit	$301,011	$309,969	$—	$309,969	$—
Senior unsecured notes	167,122	165,961	—	165,961	—
2029 Convertible Notes	110,197	186,300	—	186,300	—

Total	$578,330	$662,230	$—	$662,230	$—

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of September 30, 2013, the Company’s Domestic and Multi-currency Line of Credit had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar lines of credit. As of September 30, 2013, the Company’s senior unsecured notes had a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of September 30, 2013, the 2029 Convertible Notes had a higher fair value than carrying value due to the Company’s stock price as of September 30, 2013 exceeding the applicable conversion price for the 2029 Convertible Notes, thereby increasing the value of the instrument for noteholders.

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

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of September 30, 2013 and 2012 and December 31, 2012 (dollars in thousands):

Assets	As of September 30, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$97,290	$—	$(790)	$(790)

Assets	As of September 30, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$93,642	$—	$(307)	$(307)

Assets	As of December 31, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$93,813	$—	$(406)	$(406)

(a)

As of September 30, 2013, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(b)	Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Non-designated derivatives:
Forward currency exchange contracts(a)	$(5,432)	$(4,097)	$—	$—	$—	$—

Total	$(5,432)	$(4,097)	$—	$—	$—	$—

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedges:
Interest rate contracts	$—	$—	$—	$12	$—	$—

Total	$—	$—	$—	$12	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$(181)	$(5,118)	$—	$—	$—	$—

Total	$(181)	$(5,118)	$—	$—	$—	$—

(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans and auto equity loans, which are secured by a customer’s vehicle, that are written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees.

Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

In addition, the Company provides check cashing and other ancillary services through many of its retail services locations and through its franchised check cashing centers. These ancillary services are described below.

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. The Company reports corporate operations separately from its retail services and e-commerce segment information. Corporate operations primarily include corporate expenses, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other ancillary services as of September 30, 2013 and 2012. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, certain domestic retail services locations acquired in late 2012 and 2013 that operate under various names that are expected to be changed to “Cash America Pawn” during 2013. The Company’s foreign retail services locations operate under the name “Cash America casa de empeño.”

	As of September 30,
	2013			2012
	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	581	—	581	577	—	577
Pawn lending only	211	47	258	155	160	315
Consumer lending only	68	—	68	83	—	83
Other (c)	88	—	88	99	—	99

Total retail services	948	47	995	914	160	1,074

(a)	Except as described in (c) below, includes locations operating in 22 and 23 states in the United States as of September 30, 2013 and 2012, respectively.
(b)	Includes one unconsolidated franchised location operating under the name “Cash America Pawn” as of September 30, 2012.
(c)

As of September 30, 2013 and 2012, includes 88 and 93 unconsolidated franchised check cashing locations, respectively, and as of September 30, 2012, includes six consolidated Company-owned check cashing locations. As of September 30, 2013 and 2012, includes locations operating in 13 and 15 states in the United States, respectively.

E-Commerce Segment

As of September 30, 2013 and 2012, the Company’s e-commerce segment operated in 32 states in the United States and in three foreign countries:

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

Recent Developments

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP

Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million, including consideration for non-competition covenants. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

Pending Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In August 2013, the Company signed an asset purchase agreement for the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. and operating primarily under the PawnMart brand in both markets. The Company estimates the aggregate purchase price of the acquisition to be approximately $62.0 million, including consideration for certain non-competition covenants. The purchase price is expected to be paid in cash and funded through borrowings under the Company’s line of credit. The purchase price may be adjusted based on the aggregate value of the pawn loan balance and merchandise inventory balance held by the seller at closing. The closing of the transaction is subject to the satisfaction of certain closing conditions, such as the receipt of certain approvals to be obtained by the seller and its parent company, Xponential, Inc., licensing and the receipt of certain regulatory approvals. If all conditions are satisfied, the closing of the acquisition is expected to occur in the fourth quarter of 2013.

2013 Litigation Settlement

On October 9, 2013, the Company entered into a memorandum of understanding (the “Settlement Memorandum”) to settle an outstanding class action lawsuit that has been ongoing since 2004. Pursuant to the Settlement Memorandum, the parties filed a joint motion containing the full terms of the settlement (the “Settlement Agreement”) to the trial court for approval on October 24, 2013. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million, to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. If the Company does not pay at least $18.0 million towards the Class Claims and Costs, the Settlement Agreement requires the Company to pay, into a cy pres (non-profit) fund approved by the court, an amount equal to $18.0 million less the aggregate amount the Company pays towards the Class Claims and Costs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 855-10-55 – Subsequent Events and ASC-20-50, Contingencies, the Company recognized a liability during the third quarter of 2013 in the amount of $18.0 million, which it deems the most probable payment amount. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company has agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation. If the Settlement Agreement is not approved by the trial court, the Company cannot predict the outcome of this lawsuit. This settlement is collectively referred to as the “2013 Litigation Settlement.” See Note 11 of Part I, “Item 1. Financial Statements” for additional information regarding this lawsuit.

Income Taxes

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). In January 2013, the Company’s Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company is currently in the process of liquidating the remaining assets of Creazione, which are insignificant. In connection with the liquidation of Creazione, the Company intends to claim a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized an income tax benefit of $33.2 million as a result of the deduction (the “Creazione Deduction”). The Company believes that it meets the requirements for this deduction and that it should be treated as an ordinary loss, which will reduce the Company’s cash taxes paid in 2013, and the

Company has obtained a Private Letter Ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the three months ended March 31, 2013, the Company recorded an additional income tax benefit of $23.9 million associated with its remaining tax basis in the stock of Creazione. Following the receipt of a favorable Private Letter Ruling from the Internal Revenue Service in September of 2013, the Company determined that it met the more-likely-than-not threshold for recording a tax benefit related to the Creazione stock basis deduction and released the $33.2 million liability for uncertain tax benefits during the three months ended September 30, 2013.

Closure of Retail Services Locations in Texas that Offer Only Short-term Consumer Loans

As a result of restrictive local City ordinances that have been passed since 2011 that have had the effect of reducing the profitability and the volume of short-term consumer loans the Company offers to customers in Texas and also as a result of a related decline in demand for consumer loans in many of the Company’s Texas retail services locations that offer only this product, the Company decided to close a total of 36 retail services locations. During the three months ended September 30, 2013, eight locations were closed, and the remaining 28 locations are expected to be closed during the fourth quarter of 2013. The Company expects to incur charges of approximately $1.5 million in the fourth quarter of 2013 in connection with these closures.

Recent Regulatory Developments

Consumer Financial Protection Bureau

The Company has been advised by the Enforcement Division of the Consumer Financial Protection Bureau (the “CFPB”) that it is contemplating an enforcement action against the Company related to the improper preparation of certain court documents in connection with collections lawsuits initiated by the Company in Ohio, which were previously disclosed by the Company and for which it implemented a voluntarily reimbursement program for affected customers at an originally estimated cost to the Company of approximately $13.4 million before taxes, and a limited number of other issues that arose during the CFPB’s 2012 examination. The Company has fully cooperated with the CFPB and continues to do so. Currently, the Company is seeking to negotiate a settlement to resolve all pending issues. The Company anticipates that a settlement will require, among other things, the payment of a civil money penalty and the enhancement of various procedures and controls. While there is no certainty that a settlement will be successfully negotiated, or that the consequences of a settlement or an unsettled action will not have a material adverse impact on the Company’s business, results of operations or financial position, based upon the Company’s assessment of the matter as of the date of filing this report on Form 10-Q, the Company currently expects that the CFPB enforcement action, including any monetary penalties or changes to its business that result from such enforcement action, will not have a material adverse impact on its business, results of operations or financial position.

Financial Conduct Authority

The Company offers consumer loans over the internet in the United Kingdom where it is currently subject to regulation by the Office of Fair Trading (the “OFT”). In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), which created a new regulatory framework for the supervision and management of the banking and financial services industry in the United Kingdom, including the consumer lending industry in which the Company operates. The Act mandates that the Financial Conduct Authority (the “FCA”) take over responsibility for regulating consumer credit from the OFT in April 2014.

On October 3, 2013, the FCA issued a consultation paper on a proposed rulebook of prescriptive regulations that includes more stringent requirements for lenders such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority to pay off a loan. If the FCA regulations are adopted as they are currently proposed, the Company would be required to make adjustments to its collections processes, which could possibly result in lower collections on loans made by the Company and a decrease in the number of customers that the Company is able to approve. The Company is still assessing the potential impact of the proposed changes and what effect such changes may have on its business, prospects, results of operations and financial condition. The FCA is expected to publish the finalized rulebook in early 2014, with certain provisions expected to take effect on April 1, 2014 and other provisions, such as the potential limits on rollovers, continuous payment authority and advertising, expected to take effect on July 1, 2014. See “Part II. Other Information—Item 1A. Risk Factors” for additional information regarding the regulation in the United Kingdom.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2012, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill—Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value of its goodwill was in excess of carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur. However, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the June 2013 assessment would not have resulted in a goodwill impairment.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

RESULTS OF CONTINUING OPERATIONS

Overview and Highlights

The Company’s financial results for the three months ended September 30, 2013 (the “current quarter”) are summarized below.

•

Consolidated total revenue was $437.8 million, representing a slight decrease of $1.9 million, or 0.4%, for the current quarter compared to the three months ended September 30, 2012 (the “prior year quarter”).

•	Consolidated net revenue decreased $1.5 million, or 0.6%, to $247.0 million for the current quarter from $248.5 million for the prior year quarter.

•

Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, decreased 5.1%, or $6.2 million, in the current quarter compared to the prior year quarter.

•	Consumer loan net revenue, which consists of consumer loan fees, net of consumer loan loss provision, increased 5.9%, or $7.1 million, in the current quarter compared to the prior year quarter.

•

Consolidated income from operations decreased $11.7 million, or 29.0%, to $28.5 million in the current quarter compared to $40.2 million in the prior year quarter. The decrease in income from operations includes the effect of an $18.0 million expense related to the 2013 Litigation Settlement.

•

Consolidated net income increased $34.5 million to $46.2 million in the current quarter compared to $11.7 million in the prior year quarter. The increase in net income includes a tax benefit of $33.2 million related to the Creazione Deduction, partially offset by expenses of $18.0 million related to the 2013 Litigation Settlement.

•

Consolidated diluted net income per share increased $1.15 per share, to $1.52 in the current quarter compared to $0.37 in the prior year quarter. The increase in diluted net income per share includes a tax benefit of $1.09 per share related to the Creazione Deduction.

The consolidated net income and the consolidated diluted net income per share for the prior year quarter were reduced by unusual expenses, net of income taxes, of $1.9 million and $18.5 million related to the withdrawal in July 2012 of the proposed initial public offering of common stock of Enova International, Inc., a wholly owned subsidiary of the Company (the “Enova IPO”), and the reorganization of the Company’s Mexico-based pawn lending operations during 2012 (the “Mexico Reorganization”), respectively. See “Overview—Non-GAAP Disclosure—Adjusted Earnings and Adjusted Earnings Per Share” for additional information regarding these items.

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

The following tables show the components of net revenue for the current quarter and prior year quarter for the Company’s retail services and e-commerce segments, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended September 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$79,298	57.4%	$—	—%	$—	—%	$79,298	32.1%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	37,559	27.2%	—	—%	—	—%	37,559	15.2%

Pawn related	$116,857	84.6%	$—	—%	$—	—%	$116,857	47.3%

Consumer loan fees, net of loss provision	$19,467	14.1%	$108,403	99.7%	$—	—%	$127,870	51.8%

Other revenue	1,797	1.3%	318	0.3%	165	100.0%	2,280	0.9%

Net revenue	$138,121	100.0%	$108,721	100.0%	$165	100.0%	$247,007	100.0%

	Three Months Ended September 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$76,500	51.5%	$—	—%	$—	—%	$76,500	30.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	46,575	31.3%	—	—%	—	—%	46,575	18.7%

Pawn related	$123,075	82.8%	$—	—%	$—	—%	$123,075	49.5%

Consumer loan fees, net of loss provision	$23,384	15.7%	$97,411	99.6%	$—	—%	$120,795	48.6%

Other revenue	2,190	1.5%	388	0.4%	2,029	100.0%	4,607	1.9%

Net revenue	$148,649	100.0%	$97,799	100.0%	$2,029	100.0%	$248,477	100.0%

	Nine Months Ended September 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$227,940	52.6%	$—	—%	$—	—%	$227,940	29.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	137,512	31.8%	—	—%	—	—%	137,512	18.1%

Pawn related	$365,452	84.4%	$—	—%	$—	—%	$365,452	47.9%

Consumer loan fees, net of loss provision	$60,546	14.0%	$327,879	99.7%	$—	—%	$388,425	50.9%

Other revenue	7,137	1.6%	1,143	0.3%	1,552	100.0%	9,832	1.2%

Net revenue	$433,135	100.0%	$329,022	100.0%	$1,552	100.0%	$763,709	100.0%

	Nine Months Ended September 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$221,450	47.5%	$—	—%	$—	—%	$221,450	30.0%
Proceeds from disposition of merchandise net of cost of disposed merchandise	166,954	35.8%	—	—%	—	—%	166,954	22.6%

Pawn related	$388,404	83.3%	$—	—%	$—	—%	$388,404	52.6%

Consumer loan fees, net of loss provision	$70,266	15.1%	$269,311	99.7%	$—	—%	$339,577	45.9%

Other revenue	7,597	1.6%	846	0.3%	2,445	100.0%	10,888	1.5%

Net revenue	$466,267	100.0%	$270,157	100.0%	$2,445	100.0%	$738,869	100.0%

For the current quarter, consolidated net revenue decreased $1.5 million, or 0.6%, to $247.0 million from $248.5 million for the prior year quarter. Pawn-related net revenue accounted for 47.3% and 49.5% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue decreased $6.2 million, to $116.9 million during the current quarter from $123.1 million in the prior year quarter. The decrease in pawn-related net revenue was primarily attributable to lower commercial sales and a decrease in gross profit margin on the disposition of merchandise.

Consumer loan net revenue accounted for 51.8% and 48.6% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $7.1 million, to $127.9 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment, partially offset by an increase in the loss provision as a percentage of consumer loan fees.

For the nine-month period ended September 30, 2013 (the “current nine-month period”), consolidated net revenue increased $24.8 million, or 3.4%, to $763.7 million from $738.9 million for the same period in 2012 (the “prior year nine-month period”). Consumer loan net revenue accounted for 50.9% and 45.9% of total consolidated net revenue for the current nine-month period and prior year nine-month period, respectively. Consumer loan net revenue increased $48.8 million, to $388.4 million during the current nine-month period, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees in the e-commerce segment.

Pawn-related net revenue accounted for 47.9% and 52.6% of consolidated net revenue for the current nine-month period and prior year nine-month period, respectively. Pawn-related net revenue decreased $22.9 million, to $365.5 million during the current nine-month period from $388.4 million in the prior year nine-month period. The decrease in pawn-related net revenue was primarily attributable to lower commercial sales and a decrease in gross profit margin on the disposition of merchandise.

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

Adjusted Earnings and Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the adjustments related to the Creazione Deduction, the 2013 Litigation Settlement, the Mexico Reorganization and the Enova IPO, are useful to investors in order to allow them to more clearly compare the Company’s financial results for the current quarter and current nine-month period with the prior year quarter and the prior year nine-month period, respectively.

The following table provides a reconciliation for the three and nine months ended September 30, 2013 and 2012 between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted earnings per share attributable to Cash America International, Inc.	$46,186	$1.52	$11,703	$0.37	$115,244	$3.73	$82,990	$2.62
Adjustments (net of tax):
Tax benefit related to Creazione Deduction(b)	(33,201)	(1.09)	—	—	(33,201)	(1.08)	—	—
2013 Litigation Settlement(c)	11,340	0.37	—	—	11,340	0.37	—	—
Charges related to withdrawn proposed Enova IPO(d)	—	—	1,941	0.06	—	—	2,461	0.08
Charges related to the Mexico Reorganization(e)	—	—	18,456	0.59	—	—	18,456	0.58

Subtotal	24,325	0.80	32,100	1.02	93,383	3.02	103,907	3.28

Other adjustments (net of tax):
Intangible asset amortization	1,014	0.03	639	0.02	2,675	0.10	2,042	0.06
Non-cash equity-based compensation	698	0.02	564	0.02	2,456	0.08	2,481	0.08
Convertible debt non-cash interest and issuance cost amortization	634	0.02	601	0.02	1,897	0.06	1,766	0.06
Foreign currency transaction loss (gain)	467	0.02	(58)	—	663	0.02	45	—

Adjusted earnings and adjusted earnings per share	$27,138	$0.89	$33,846	$1.08	$101,074	$3.28	$110,241	$3.48

(a)

Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)	Represents income benefit related to the Creazione Deduction. See “Recent Developments—Income Taxes” section above for further discussion.
(c)

Represents charges related to the 2013 Litigation Settlement of $18.0 million, net of tax benefit of $6.7 million. See “Recent Developments—2013 Litigation Settlement” section above for further discussion

(d)

Represents charges directly related to the withdrawn Enova IPO. For the three months ended September 30, 2012, represents $3.1 million of charges, net of tax benefit of $1.2 million. For the nine months ended September 30, 2012, represents $3.9 million of charges, net of tax benefit of $1.5 million.

(e)

Represents charges related to the Mexico Reorganization. For the three and nine months ended September 30, 2012, represents $21.9 million of charges, net of tax benefit of $1.2 million and noncontrolling interest of $2.3 million.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary and provision for income taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments related to the 2013 Litigation Settlement, the withdrawn Enova IPO, the Mexico Reorganization, and the voluntary reimbursements to Ohio customers (the “Ohio Reimbursements”) are useful to investors in order to allow them to compare the Company’s financial results for the current and prior year trailing 12 months. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended
	September 30,
	2013	2012
Net income attributable to Cash America International, Inc.	$139,724	$120,817
Adjustments:
2013 Litigation settlement(a)	18,000	—
Charges related to withdrawn proposed Enova IPO(b)	—	3,879
Charges related to Mexico Reorganization(c)	6,965	21,908
Charges related to Ohio Reimbursements(d)	13,400	—
Depreciation and amortization expenses(e)	71,377	60,350
Interest expense, net	33,540	28,182
Foreign currency transaction loss	1,294	279
Loss on extinguishment of debt	346	—
Equity in loss of unconsolidated subsidiary	222	243
Provision for income taxes(f)	29,896	83,409
Net loss attributable to the noncontrolling interest	(181)	(5,539	)(g)

Adjusted EBITDA	$314,583	$313,528

Adjusted EBITDA margin calculated as follows:
Total revenue	$1,808,484	$1,782,783
Adjusted EBITDA	$314,583	$313,528

Adjusted EBITDA as a percentage of total revenue	17.4%	17.6%

(a)	Represents charges related to the 2013 Litigation Settlement of $18.0 million, before tax benefit of $6.7 million.
(b)	Represents charges directly related to the withdrawn Enova IPO, before tax benefit of $1.5 million
(c)

For the trailing twelve months ended September 30, 2013, represents charges related to the Mexico Reorganization, and includes $1.5 million of depreciation and amortization expense as noted in (e) below. For the trailing twelve months ended September 30, 2012, represents charges related to the Mexico Reorganization, before tax benefit of $1.2 million and noncontrolling interest of $2.3 million. Includes $11.1 million and $7.2 million of depreciation and amortization expenses and charges for the recognition of a deferred tax asset valuation allowance, respectively, as noted in (e) and (f) below.

(d)	Represents charges related to the Ohio Reimbursements, before tax benefit of $5.0 million.
(e)

Excludes $1.5 million and $11.1 million of depreciation and amortization expenses for the trailing twelve months ended September 30, 2013 and 2012, respectively, which are included in “Charges related to the Mexico Reorganization” in the table above.

(f)

For the trailing twelve months ended September 30, 2013, includes income benefit of $33.2 million related to the Creazione Deduction. For the trailing twelve months ended September 30, 2012, excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance which is included in “Charges related to the Mexico Reorganization” in the table above and includes an income tax benefit related to the Mexico Reorganization of $1.2 million.

(g)	Includes $2.3 million of noncontrolling interests related to the Mexico Reorganization.

QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2012

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended September 30, 2013 and 2012 (dollars in thousands except where otherwise noted):

	As of September 30,
	2013	2012	Change	% Change
Ending pawn loan balances
Domestic retail services	$248,427	$241,261	$7,166	3.0%
Foreign retail services	5,251	12,816	(7,565)	(59.0)%

Consolidated pawn loan balances	$253,678	$254,077	$(399)	(0.2)%

Ending merchandise balance, net
Domestic retail services	$186,878	$160,075	$26,803	16.7%
Foreign retail services	6,237	11,210	(4,973)	(44.4)%

Consolidated merchandise balance, net	$193,115	$171,285	$21,830	12.7%

	Three Months Ended September 30,
	2013	2012	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$77,532	$73,209	$4,323	5.9%
Foreign retail services	1,766	3,291	(1,525)	(46.3)%

Consolidated pawn loan fees and service charges	$79,298	$76,500	$2,798	3.7%

Average pawn loan balance outstanding
Domestic retail services	$241,785	$232,027	$9,758	4.2%
Foreign retail services	5,012	11,870	(6,858)	(57.8)%

Consolidated average pawn loans outstanding	$246,797	$243,897	$2,900	1.2%

Amount of pawn loans written and renewed
Domestic retail services	$258,055	$238,191	$19,864	8.3%
Foreign retail services	14,043	35,240	(21,197)	(60.2)%

Consolidated amount of pawn loans written and renewed	$272,098	$273,431	$(1,333)	(0.5)%

Average amount per pawn loan (in ones)
Domestic retail services	$125	$131	$(6)	(4.6)%
Foreign retail services	$86	$84	$2	2.4%
Consolidated average amount per pawn loan (in ones)	$122	$122	$—	—%

Annualized yield on pawn loans
Domestic retail services	127.2%	125.5%
Foreign retail services	139.8%	110.3%
Consolidated annualized yield on pawn loans	127.5%	124.8%

Gross profit margin on disposition of merchandise
Domestic retail services	29.6%	31.7%
Foreign retail services	17.1%	14.5%
Gross profit margin on disposition of merchandise	29.2%	30.3%

Merchandise turnover
Domestic retail services	2.1	2.6
Foreign retail services	2.3	3.7
Consolidated merchandise turnover	2.1	2.7

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances as of September 30, 2013 were $253.7 million, which was $0.4 million lower than the balances as of September 30, 2012, primarily due to the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization and lower levels of seasonal growth in the domestic pawn operations, partially offset by an increase in pawn loan balances from acquisitions in the Company’s domestic pawn operations.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current quarter increased by $9.8 million, or 4.2%, compared to the prior year quarter, primarily due to the addition of 46 domestic retail services locations, net of closures, through organic growth and acquisitions since the prior year quarter. The increase was partially offset by lower average pawn loan balances in same-store domestic retail services locations, which decreased 4.4% in the current quarter compared to the prior year quarter, primarily due to lower demand for pawn loans.

Domestic pawn loan fees and service charges increased $4.3 million, or 5.9%, to $77.5 million in the current quarter from $73.2 million in the prior year quarter. The increase was primarily due to an increase in the average domestic pawn loan balance and slightly higher annualized pawn loan yields during the current quarter. The increase in yield was primarily due to a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans, mainly due to the addition of new domestic retail services locations acquired in late 2012.

Foreign Pawn Loan Balances

Pawn loan balances in foreign locations as of September 30, 2013 were $5.3 million, which was $7.6 million, or 59.0%, lower than as of September 30, 2012. The decrease was mainly due to the net closure of 148 pawn lending locations in 2012 as part of the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $1.5 million, or 46.3%, to $1.8 million in the current quarter from $3.3 million in the prior year quarter.

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

	Three Months Ended September 30,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$94,169	$34,491	$128,660	$81,947	$71,546	$153,493
Gross profit on disposition	$33,452	$4,107	$37,559	$30,023	$16,552	$46,575
Gross profit margin	35.5%	11.9%	29.2%	36.6%	23.1%	30.3%
Percentage of total gross profit	89.1%	10.9%	100.0%	64.5%	35.5%	100.0%

As the table above indicates, the Company is placing a greater emphasis on retail disposition of merchandise in its retail services locations and de-emphasizing the dispositions of commercial merchandise due to lower market prices for pure gold. Management expects this trend to continue and will focus on the aggregate profit on the disposition of merchandise. This shift is expected to result in higher levels of merchandise available for disposition and a decrease in inventory turnover ratio as more goods will be available for sale in retail services locations.

The total proceeds from disposition of merchandise decreased $24.8 million, or 16.2%, in the current quarter compared to the prior year quarter. Total gross profit from the disposition of merchandise decreased $9.0 million, or 19.4%, during the current quarter compared to the prior year quarter. The consolidated merchandise turnover decreased to 2.1 times during the current quarter compared to 2.7 times in the prior year quarter, primarily due to management’s decision to emphasize retail disposition activity rather than the Company’s recent practice of disposing of merchandise through commercial sales. Commercial merchandise typically has a higher turnover rate than retail merchandise.

Proceeds from retail dispositions of merchandise increased $12.2 million, or 14.9%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in domestic retail operations increased $15.0 million, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through organic growth and acquisitions. Offsetting this increase was a $2.8 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization.

Consolidated gross profit from retail dispositions increased to 89.1% of total gross profit compared to 64.5% in the prior year quarter, primarily due to the shift to emphasize more retail disposition activity. Consolidated gross profit from retail dispositions increased $3.4 million, composed of a $4.3 million increase from domestic operations, offset by a decrease of $0.9 million from foreign operations. The consolidated gross profit margin on the retail disposition of merchandise decreased to 35.5% in the current quarter compared to 36.6% in the prior year quarter, mainly due to the discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions decreased $37.1 million, or 51.8%, during the current quarter compared to the prior year quarter. Proceeds from commercial dispositions at domestic operations decreased by $31.7 million, primarily due to a decrease in the volume of gold sold, mainly due to a shift to place a greater emphasis on retail disposition activity, a decrease in the market price of gold sold and fewer jewelry forfeitures of collateral and jewelry purchases directly from customers. Foreign operations contributed $5.4 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $12.4 million, mainly due to lower gross profit in domestic operations and the factors noted above. The decrease in consolidated gross profit was mainly due to the decrease in the volume of gold sold as a result of fewer jewelry forfeitures of collateral and jewelry purchased directly from customers and lower market price per ounce of gold sold, which led to a lower gross profit margin. The consolidated gross profit margin on commercial sales decreased to 11.9% in the current quarter compared to 23.1% in the prior year quarter.

In future quarters, management expects the ratio of commercial sales to total sales to remain consistent with current levels as part of the Company’s initiative to increase retail sales of jewelry in its retail services locations. Management expects to experience lower levels of gross profit margin on retail dispositions, particularly in some categories such as consumer electronics, which could reduce retail gross profit margins in future periods. Management also expects gross profit margin on commercial dispositions to be slightly lower than current levels in future periods, mainly due to lower prevailing market prices for gold compared to the prior year. The combination of these factors are expected to lead to lower overall gross profit margin in future periods.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations before valuation allowance of $0.9 million and $0.7 million as of September 30, 2013 and 2012, respectively (dollars in thousands):

	As of September 30,
	2013		2012
	Amount	%	Amount	%
Jewelry - held for one year or less	$105,583	54.4	$101,464	59.0
Other merchandise - held for one year or less	76,235	39.3	62,268	36.2

Total merchandise held for one year or less	181,818	93.7	163,732	95.2

Jewelry - held for more than one year	5,701	2.9	2,827	1.6
Other merchandise - held for more than one year	6,544	3.4	5,437	3.2

Total merchandise held for more than one year	12,245	6.3	8,264	4.8

Total merchandise held for disposition	$194,063	100.0	$171,996	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $22.5 million, or 11.0%, to $227.6 million in the current quarter compared to $205.1 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in consumer loan balances in the e-commerce segment, with domestic e-commerce operations contributing $15.6 million and foreign e-commerce operations contributing $8.8 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $1.9 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in consumer loan demand in the Company’s retail services locations.

Consumer loan fees from the foreign component of the e-commerce segment were 47.0% of consumer loan fees for the e-commerce segment and 40.9% of consolidated consumer loan fees in the current quarter, compared to 48.6% of consumer loan fees for the e-commerce segment and 41.1% of consolidated consumer loan fees in the prior year quarter.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $15.4 million, or 18.3%, to $99.7 million in the current quarter from $84.3 million in the prior year quarter, primarily due to the growth and the composition of the consumer loan portfolio in the Company’s domestic and foreign e-commerce operations. The loss provision as a percentage of consumer loan fees increased to 43.8% in the current quarter compared to 41.1% in the prior year quarter, primarily due to a greater mix of installment loans and line of credit accounts, which carry higher loss provision as a percentage of related fees than short-term loans.

Management expects that future loss rates will continue to be influenced by the mix of short-term, line of credit and installment loan products in the Company’s domestic and foreign operations because of the higher loss provision for line of credit accounts and installment loans as a percentage of fees and management’s emphasis on these products. The installment loan portfolio has a higher average loan amount relative to the other consumer loan products, and both line of credit accounts and installment loans have lower yields relative to other consumer loan products. These factors contributed to higher loan loss provision as a percentage of fees for the current quarter. Management expects the loss provision as a percentage of fees will continue to be higher for line of credit accounts and installment loans in future periods.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$26,265	$92,510	$118,775	$28,364	$117,493	$145,857
Interest and fees on line of credit accounts	—	50,504	50,504	—	20,077	20,077
Interest and fees on installment loans	3,239	55,045	58,284	3,081	36,079	39,160

Consumer loan fees	$29,504	$198,059	$227,563	$31,445	$173,649	$205,094
Consumer loan loss provision	10,037	89,656	99,693	8,061	76,238	84,299

Consumer loan fees, net of loss provision	$19,467	$108,403	$127,870	$23,384	$97,411	$120,795

Year-over-year change - $	$(3,917)	$10,992	$7,075	$(1,780)	$20,170	$18,390
Year-over-year change - %	(16.8)%	11.3%	5.9%	(7.1)%	26.1%	18.0%
Consumer loan loss provision as a % of consumer loan fees	34.0%	45.3%	43.8%	25.6%	43.9%	41.1%

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

Management believes these measures, including ratios calculated using these measures, provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the residual amount on the Company’s balance sheet since both revenue and the consumer loan loss provision are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $66.8 million, or 21.7%, to $375.5 million as of September 30, 2013 from $308.7 million as of September 30, 2012, primarily due to increased demand for the line of credit and installment loan products from the e-commerce segment in both domestic and foreign markets, partially offset by a decrease in short-term loans in the retail services and e-commerce segments.

The combined consumer loan balance includes $418.2 million and $336.1 million as of September 30, 2013 and 2012, respectively, of Company-owned consumer loan balances before the allowance for losses of $90.0 million and $79.2 million provided in the consolidated financial statements for September 30, 2013 and 2012, respectively. The combined consumer loan balance also includes $50.1 million and $55.3 million as of September 30, 2013 and 2012, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.8 million and $3.4 million provided in the consolidated financial statements for September 30, 2013 and 2012, respectively.

The following table summarizes consumer loan balances outstanding as of September 30, 2013 and 2012 (dollars in thousands):

	As of September 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$47,824	$4,681	$52,505	$49,079	$6,904	$55,983
Installment loans	9,945	10,275	20,220	9,899	6,707	16,606

Total Retail Services, gross	57,769	14,956	72,725	58,978	13,611	72,589

E-Commerce
Domestic
Short-term loans	33,926	35,107	69,033	36,832	37,952	74,784
Line of credit accounts	59,341	—	59,341	38,603	—	38,603
Installment loans	62,460	—	62,460	38,986	—	38,986

Total Domestic, gross	155,727	35,107	190,834	114,421	37,952	152,373

Foreign
Short-term loans	63,276	22	63,298	96,561	3,708	100,269
Line of credit accounts	40,265	—	40,265	—	—	—
Installment loans	101,200	—	101,200	66,111	—	66,111

Total Foreign, gross	204,741	22	204,763	162,672	3,708	166,380

Total E-Commerce, gross	360,468	35,129	395,597	277,093	41,660	318,753

Total ending loan balance, gross	418,237	50,085	468,322	336,071	55,271	391,342
Less: Allowance and liabilities for losses	(89,956)	(2,830)	(92,786)	(79,246)	(3,437)	(82,683)

Total ending loan balance, net	$328,281	$47,255	$375,536	$256,825	$51,834	$308,659

Allowance and liability for losses as a % of consumer loan balances, gross(c)	21.5%	5.7%	19.8%	23.6%	6.2%	21.1%

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

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $898.7 million in the current quarter, an increase of $15.0 million, or 1.7%, from $883.7 million in the prior year quarter. The Company is experiencing a slower rate of growth in consumer loans written than historically reported, as a greater percentage of consumer loans are comprised of installment loans and line of credit balances. Management believes that consumer loans written is less meaningful than the increase in the balances of consumer loans outstanding, which will produce revenue going forward.

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

	Three Months Ended September 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$185,238	$28,127	$213,365	$191,332	$36,343	$227,675
Installment loans	2,025	4,885	6,910	2,026	4,457	6,483

Total Retail Services	187,263	33,012	220,275	193,358	40,800	234,158

E-Commerce
Domestic
Short-term loans	78,771	182,698	261,469	81,619	197,962	279,581
Line of credit accounts	47,088	—	47,088	35,166	—	35,166
Installment loans	48,243	—	48,243	29,987	—	29,987

Total Domestic	174,102	182,698	356,800	146,772	197,962	344,734

Foreign
Short-term loans	171,828	601	172,429	251,787	17,676	269,463
Line of credit accounts	58,746	—	58,746	—	—	—
Installment loans	90,448	—	90,448	35,380	—	35,380

Total Foreign	321,022	601	321,623	287,167	17,676	304,843

Total E-Commerce	495,124	183,299	678,423	433,939	215,638	649,577

Total amount of consumer loans written and renewed	$682,387	$216,311	$898,698	$627,297	$256,438	$883,735

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	390,393	54,997	445,390	408,886	68,960	477,846
Installment loans	1,828	983	2,811	1,772	662	2,434

Total Retail Services	392,221	55,980	448,201	410,658	69,622	480,280

E-Commerce
Domestic
Short-term loans	251,404	263,650	515,054	268,856	271,250	540,106
Line of credit accounts	171,910	—	171,910	119,794	—	119,794
Installment loans	40,092	—	40,092	31,444	—	31,444

Total Domestic	463,406	263,650	727,056	420,094	271,250	691,344

Foreign
Short-term loans	325,899	871	326,770	434,578	23,146	457,724
Line of credit accounts	164,200	—	164,200	—	—	—
Installment loans	76,498	—	76,498	30,336	—	30,336

Total Foreign	566,597	871	567,468	464,914	23,146	488,060

Total E-Commerce	1,030,003	264,521	1,294,524	885,008	294,396	1,179,404

Total number of consumer loans written and renewed	1,422,224	320,501	1,742,725	1,295,666	364,018	1,659,684

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended September 30,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$479	$476
Installment loans	2,458	2,664
E-Commerce
Domestic
Short-term loans	$508	$518
Line of credit accounts	274	294
Installment loans	1,203	954
Foreign
Short-term loans	$528	$589
Line of credit accounts	358	—
Installment loans	1,182	1,166
Consolidated
Short-term loans	$503	$526
Line of credit accounts	315	294
Installment loans	1,219	1,119
Total consumer loans	516	532

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

The average amount per consumer loan decreased to $516 from $532 during the current quarter compared to the prior year quarter, mainly due to a decrease in the average amount per short-term loans as well as growth in the line of credit account portfolio. Line of credit accounts typically have a lower average loan amount than short-term loans or installment loans.

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

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current quarter and prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$75,724	$15,561	$91,285	$68,942	$18,397	$87,339
% of total	11.2%	2.3%	13.5%	10.6%	2.8%	13.4%
Existing customers	419,400	167,738	587,138	364,997	197,241	562,238
% of total	61.8%	24.7%	86.5%	56.2%	30.4%	86.6%

Total amount of consumer loans written and renewed	$495,124	$183,299	$678,423	$433,939	$215,638	$649,577

Number of consumer loans written and renewed to (in ones):
New customers	142,152	27,832	169,984	141,949	31,846	173,795
% of total	11.0%	2.1%	13.1%	12.0%	2.7%	14.7%
Existing customers	887,851	236,689	1,124,540	743,059	262,550	1,005,609
% of total	68.6%	18.3%	86.9%	63.0%	22.3%	85.3%

Total number of consumer loans written and renewed	1,030,003	264,521	1,294,524	885,008	294,396	1,179,404

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

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

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased as of the end of the current quarter to 19.8% from 21.1% for the prior year quarter, primarily due to improved performance of the consumer loan portfolios, partially related to the maturing of newer product offerings, such as installment loans and line of credit accounts, to include a higher percentage of customers with established payment histories in the e-commerce segment. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.

The consumer loan loss provision in the current quarter was $99.7 million, which was composed of $99.9 million related to Company-owned consumer loans, partially offset by a $0.2 million decrease related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year quarter was $84.3 million, which was composed of $83.7 million related to Company-owned consumer loans and $0.6 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $89.8 million and $75.0 million in the current quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2012		2013
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$336,071	$375,121	$331,468	$366,990	$418,237
Gross - Guaranteed by the Company(a)	55,271	64,736	43,906	50,885	50,085

Combined consumer loans and fees receivable, gross(b)	$391,342	$439,857	$375,374	$417,875	$468,322
Allowance and liability for losses on consumer loans	82,683	89,201	79,762	82,910	92,786

Combined consumer loans and fees receivable, net(b)	$308,659	$350,656	$295,612	$334,965	$375,536

Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	21.1%	20.3%	21.2%	19.8%	19.8%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, and as evidenced in the table below, the combined short-term loan loss provision as a percentage of combined short-term loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense.

Management evaluates losses as a percentage of consumer loans written for short-term loans to determine credit quality and evaluate trends. The following table shows the Company’s loss experience relative to the volume of short-term loans for each of the last five quarters (dollars in thousands):

	2012		2013
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Short-term consumer loans written and renewed:(a)
Company owned	$524,738	$553,744	$510,875	$489,356	$435,837
Guaranteed by the Company(b)	251,981	262,253	215,824	190,421	211,426

Combined consumer loans written and renewed	$776,719	$815,997	$726,699	$679,777	$647,263

Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.6%	6.8%	6.1%	6.3%	6.5%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.7%	6.6%	7.2%	6.3%	7.6%
Combined consumer loan loss provision as a % of consumer loan fees	35.3%	37.3%	31.8%	33.9%	35.2%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	19.0%	18.1%	19.7%	20.1%	18.8%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

Management evaluates losses as a percentage of average consumer loan balances for installment loans and line of credit accounts to determine credit quality and evaluate trends. The tables below show that there is a normal quarterly seasonal trend in the combined consumer loan loss provision as a percentage of average consumer loan balance, which is typically lower in the first quarter and increases through the remainder of the year, peaking in the fourth quarter. Losses as a percentage of consumer loan fees are higher for line of credit accounts and the installment loan product because the loss provision is incurred upon loan origination, with earnings achieved in later periods. In addition, installment loans typically have a higher average amount per loan. As a result, particularly in periods of high growth in installment loan and line of credit account balances, the consumer loan loss provision as a percentage of consumer loan fees will be higher for these products than for the Company’s other consumer loan products. Another factor contributing to the higher rate of losses as a percentage of fees for the line of credit accounts and installment portfolios is that the loan yield for line of credit accounts and installment loans is typically lower than other consumer loan products offered by the Company.

The following tables show the Company’s loss experience relative to the average balance of line of credit accounts and installment loans, respectively for each of the last five quarters (dollars in thousands):

	2012		2013
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Line of credit accounts average balance:
Company owned average line of credit accounts balance	$34,599	$40,652	$39,828	$47,513	$78,839
Consumer loan loss provision as a % of average consumer loan balance(a)	27.9%	40.7%	16.5%	20.9%	31.9%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	19.5%	33.4%	24.1%	15.4%	17.6%
Consumer loan loss provision as a % of consumer loan fees	48.1%	60.0%	28.2%	35.1%	49.8%
Allowance and liability for losses as a % of average consumer loan balance	21.1%	26.0%	21.8%	18.3%	22.0%

(a)	The average consumer loan balance is the simple average of the beginning and ending consumer loan balance.

	2012		2013
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Installment loan average loan balance:
Company owned	$95,789	$116,009	$120,692	$124,143	$146,980
Guaranteed by the Company(a)	6,502	8,051	9,263	9,630	10,203

Combined average installment loan balance(b)	$102,291	$124,060	$129,955	$133,773	$157,183

Combined consumer loan loss provision as a % of combined average consumer loan balance(b)(c)	22.7%	20.1%	17.8%	18.2%	20.8%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(b)(c)	15.5%	18.8%	19.0%	18.1%	17.0%
Combined consumer loan loss provision as a % of consumer loan fees	59.2%	54.2%	49.5%	51.2%	56.2%
Allowance and liability for losses as a % of combined average consumer loan balance(b)	25.1%	23.1%	23.0%	20.8%	20.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.
(c)	The average consumer loan balance is the simple average of the beginning and ending consumer loan balance.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$54,268	$20,610	$8,925	$83,803	$52,737	$20,671	$12,310	$85,718
Occupancy	29,861	2,770	790	33,421	28,715	2,208	1,100	32,023
Marketing	2,370	36,523	27	38,920	2,918	30,079	45	33,042
Other	27,552	10,514	5,495	43,561	14,709	11,490	4,233	30,432

Total operations and administration	114,051	70,417	15,237	199,705	99,079	64,448	17,688	181,215
Depreciation and amortization	10,642	3,958	4,183	18,783	20,072	3,379	3,623	27,074

Total expenses	$124,693	$74,375	$19,420	$218,488	$119,151	$67,827	$21,311	$208,289

Year-over-year change - $
Operations and administration	$14,972	$5,969	$(2,451)	$18,490	$5,522	$16,825	$1,429	$23,776
Depreciation and amortization	(9,430)	579	560	(8,291)	11,494	527	203	12,224

Total expenses	$5,542	$6,548	$(1,891)	$10,199	$17,016	$17,352	$1,632	$36,000

Year-over-year change - %	4.7%	9.7%	(8.9%)	4.9%	16.7%	34.4%	8.3%	20.9%

Consolidated total expenses increased $10.2 million, or 4.9%, to $218.5 million in the current quarter compared to $208.3 million in the prior year quarter. Total expenses for the retail services segment increased $5.5 million, or 4.7%, to $124.7 million during the current quarter compared to $119.2 million in the prior year quarter. Total expenses for the e-commerce segment increased $6.5 million, or 9.7%, to $74.4 million in the current quarter.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment increased $15.0 million, or 15.1%, to $114.1 million during the current quarter compared to the prior year quarter. The increase was primarily due to the accrual of $18.0 million in the current quarter for the 2013 Litigation Settlement, which is included in other expenses. See “Recent Developments—2013 Litigation Settlement.” This increase in other expenses was partially offset by lower costs from foreign retail services locations due to the closure of locations in 2012 in connection with the Mexico Reorganization, decreased collection costs as a result of a decrease in loans written and lower processing charges that are related to the disposition of commercial merchandise. Personnel expenses for the retail services segment increased $1.5 million, or 2.9%, primarily due to the addition of retail services locations and personnel through organic growth and acquisitions, partially offset by the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $1.1 million, or 4.0%, primarily due to normal rent increases, organic growth and the locations acquired during 2012 and 2013. During the prior year quarter, the retail services segment operations expenses included $3.0 million related to the Mexico Reorganization.

Operations and administration expenses for the e-commerce segment increased $6.0 million, or 9.3%, to $70.4 million during the current quarter compared to the prior year quarter, primarily due to an increase in marketing expenses of $6.4 million, or 21.4%, to $36.5 million in the current quarter compared to the prior year quarter, mainly as a result of the Company’s efforts to expand its customer base in both domestic and foreign markets. Marketing expenses consist of online marketing costs, such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. The prior year quarter includes $3.1 million of expenses related to the withdrawal of the Enova IPO in the e-commerce segment.

Corporate administration expenses decreased $2.5 million, or 13.9%, to $15.2 million in the current quarter, primarily due to lower short term incentives compared to the prior year quarter.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses decreased $8.3 million, or 30.6%, primarily due to a decrease in these expenses in the retail services segment. Depreciation and amortization expenses at the retail services segment decreased $9.4 million, or 47.0%, to $10.6 million, primarily due to the reduction in assets in the prior year quarter due to the Mexico Reorganization, partially offset by acquisitions in the fourth quarter of 2012 and in 2013. Depreciation and amortization expenses at the e-commerce segment increased $0.6 million, or 17.1%, to $4.0 million. Depreciation and amortization expenses for corporate operations increased $0.6 million, or 15.5%, to $4.2 million.

Interest Expense

Interest expense increased $2.1 million, or 28.7%, to $9.3 million in the current quarter as compared to $7.2 million in the prior year quarter. During the current quarter, the average amount of debt outstanding increased $109.2 million, to $632.5 million from $523.3 million during the prior year quarter, primarily due to pawn-related acquisitions that occurred during the fourth quarter of 2012 and 2013. In addition, the Company issued $300.0 million of 5.75% senior unsecured notes due 2018 (the “2018 Senior Notes”) in May 2013. Following the issuance of the 2018 Senior Notes, the Company fully repaid the outstanding indebtedness under its domestic and multi-currency line of credit (the “Domestic and Multi-currency Line of Credit”), which was at a lower effective interest rate than the 2018 Senior Notes and had excess cash on its balance sheet. The Company’s effective blended borrowing cost increased to 5.8% in the current quarter compared to 4.8% in the prior year quarter. Management expects that the issuance of the 2018 Senior Notes will result in an increase in the Company’s effective blended borrowing cost for the remainder of 2013 as compared to 2012.

Income Taxes

In the current quarter, the Company recorded a tax credit that resulted in an effective tax rate of 154.1% compared to 76.0% for the prior year quarter, primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction. For additional information see “Recent Developments—Income Taxes”. In addition, during 2013 the statute of limitations expired related to the pre-2008 Mexico tax returns of Creazione, and as a result, in the third quarter of 2013, the Company released reserves established for unrecognized tax benefits of $1.0 million. In addition, in the third quarter of 2012, the Company recorded a $12.6 million valuation allowance related to the deferred tax assets of Creazione. Without the impact of these items, the Company’s effective tax rate would have been 34.2% and 37.8% for the third quarter of 2013 and 2012, respectively. The effective tax rate of 37.8% for the prior year was negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations.

Net Loss Attributable to the Noncontrolling Interest

The Company had a net loss attributable to the noncontrolling interest of $3.8 million for the prior year quarter with no corresponding amount in the current quarter. As of September 30, 2012, the Company’s Mexico-based pawn operations were owned by Creazione. Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The purchase of this minority interest in Creazione was the primary reason for the decrease in net loss attributable to the noncontrolling interest. The Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the nine-month periods ended September 30, 2013 and 2012 (dollars in thousands except where otherwise noted):

	Nine Months Ended September 30,
	2013	2012	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$222,508	$210,807	$11,701	5.6%
Foreign retail services	5,432	10,643	(5,211)	(49.0)%

Consolidated pawn loan fees and service charges	$227,940	$221,450	$6,490	2.9%

Average pawn loan balance outstanding
Domestic retail services	$228,048	$220,494	$7,554	3.4%
Foreign retail services	4,910	13,843	(8,933)	(64.5)%

Consolidated average pawn loans outstanding	$232,958	$234,337	$(1,379)	(0.6)%

Amount of pawn loans written and renewed
Domestic retail services	$707,758	$675,000	$32,758	4.9%
Foreign retail services	42,303	104,877	(62,574)	(59.7)%

Consolidated amount of pawn loans written and renewed	$750,061	$779,877	$(29,816)	(3.8)%

Average amount per pawn loan (in ones)
Domestic retail services	$127	$130	$(3)	(2.3)%
Foreign retail services	$87	$89	$(2)	(2.2)%
Consolidated average amount per pawn loan (in ones)	$124	$122	$2	1.6%

Annualized yield on pawn loans
Domestic retail services	130.5%	127.7%
Foreign retail services	147.9%	102.7%
Consolidated annualized yield on pawn loans	130.8%	126.2%

Gross profit margin on disposition of merchandise
Domestic retail services	31.7%	33.8%
Foreign retail services	17.9%	11.5%
Gross profit margin on disposition of merchandise	31.3%	32.2%

Merchandise turnover
Domestic retail services	2.5	3.0
Foreign retail services	2.5	3.8
Consolidated merchandise turnover	2.5	3.0

Pawn Loan Fees and Service Charges

The average consolidated balance of pawn loans outstanding during the current nine-month period decreased by $1.4 million compared to the prior year nine-month period.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current nine-month period increased by $7.6 million, or 3.4%, compared to the prior year nine-month period, primarily due to an increase in the loan balances as a result of the addition of 46 domestic retail services locations, net of closures, through organic growth and acquisitions since the prior year nine-month period. The increase was partially offset by lower average pawn loan balances in same-store domestic retail services locations, which decreased 3.3% in the current nine-month period compared to the prior year nine-month period, primarily due to lower demand for pawn loans.

Domestic pawn loan fees and service charges increased $11.7 million, or 5.6%, to $222.5 million in the current nine-month period from $210.8 million in the prior year nine-month period. The increase is primarily due to higher average domestic pawn loan balances and higher annualized pawn loan yields during the current nine-month period. The increase in average pawn loan balances is primarily due to organic growth and acquisitions in the Company’s domestic pawn operations. The increase in annualized yield was primarily due to a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding during the current nine-month period decreased by $8.9 million, or 64.5%, compared to the prior year nine-month period. The substantial decrease was mainly due to the net closure of 148 pawn lending locations in 2012 as part of the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $5.2 million, or 49.0%, to $5.4 million in the current nine-month period from $10.6 million in the prior year nine-month period.

Proceeds from Disposition of Merchandise

The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$296,415	$142,494	$438,909	$277,602	$240,230	$517,832
Gross profit on disposition	$108,827	$28,685	$137,512	$103,470	$63,484	$166,954
Gross profit margin	36.7%	20.1%	31.3%	37.3%	26.4%	32.2%
Percentage of total gross profit	79.1%	20.9%	100.0%	62.0%	38.0%	100.0%

The total proceeds from disposition of merchandise decreased $78.9 million, or 15.2%, in the current nine-month period compared to the prior year nine-month period. Total gross profit from the disposition of merchandise decreased $29.4 million, or 17.6%, during the current nine-month period compared to the prior year nine-month period. The overall gross profit margin percentage decreased to 31.3% in the current nine-month period compared to 32.2% in the prior year nine-month period, primarily due to a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover decreased to 2.5 times during the current nine-month period compared to 3.0 times in the prior year nine-month period, which is due to management’s decision to emphasize retail dispositions. Commercial merchandise typically has a higher turnover rate than retail merchandise.

Proceeds from retail dispositions of merchandise increased $18.8 million, or 6.8%, during the current nine-month period compared to the prior year nine-month period. Proceeds from retail dispositions in domestic retail operations increased $24.5 million, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through organic growth and acquisitions. Offsetting this increase was a $5.7 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from retail dispositions increased to 79.1% of total gross profit compared to 62.0% in the prior year nine-month period, primarily due to the shift to emphasize more retail disposition activity. Consolidated gross profit from retail dispositions increased $5.4 million, composed of a $6.9 million increase from domestic operations, offset by a $1.5 million decrease from foreign operations.

Proceeds from commercial dispositions decreased $97.7 million, or 40.7%, during the current nine-month period compared to the prior year nine-month period. Proceeds from commercial dispositions from domestic operations decreased by $80.4 million, primarily due to a decrease in the volume of gold sold, mainly due to the shift to place a greater emphasis on retail disposition activity, a decrease in the market price of gold sold and fewer jewelry forfeitures of collateral and jewelry purchased directly from customers. Foreign operations contributed $17.3 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $34.8 million, mainly due to lower gross profit in domestic operations. The decrease in consolidated gross profit was mainly due to the factors noted above, which also led to a lower gross profit margin. The consolidated gross profit margin on commercial sales decreased to 20.1% in the current nine-month period compared to 26.4% in the prior year nine-month period, primarily due to the lower market value of gold sold.

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $81.5 million, or 14.6%, to $640.2 million in the current nine-month period compared to $558.7 million in the prior year nine-month period. The increase in consumer loan fees was primarily due to growth in consumer loans written and renewed in the e-commerce segment, with domestic e-commerce operations contributing $50.8 million and foreign e-commerce operations contributing $35.6 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $4.9 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in consumer loan demand in the Company’s retail services locations.

Consumer loan fees from the foreign component of the e-commerce segment were 49.1% of consumer loan fees for the e-commerce segment and 42.6% of consolidated consumer loan fees in the current nine-month period, compared to 50.5% of consumer loan fees for the e-commerce segment and 42.4% of consolidated consumer loan fees in the prior year nine-month period.

Consumer Loan Loss Provision

The consumer loan loss provision increased $32.7 million, or 14.9%, to $251.8 million in the current nine-month period from $219.1 million in the prior year nine-month period, primarily due to the growth and the composition of the consumer loan portfolio in the Company’s domestic and foreign e-commerce operations. The loss provision as a percentage of consumer loan fees remained relatively flat at 39.3% in the current nine-month period compared to 39.2% in the prior year nine-month period.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$74,999	$310,549	$385,548	$81,169	$339,270	$420,439
Interest and fees on line of credit accounts	—	102,021	102,021	—	45,998	45,998
Interest and fees on installment loans	9,474	143,156	152,630	8,227	83,992	92,219

Consumer loan fees	$84,473	$555,726	$640,199	$89,396	$469,260	$558,656
Consumer loan loss provision	23,927	227,847	251,774	19,130	199,949	219,079

Consumer loan fees, net of loss provision	$60,546	$327,879	$388,425	$70,266	$269,311	$339,577

Year-over-year change - $	$(9,720)	$58,568	$48,848	$(114)	$66,374	$66,260
Year-over-year change - %	(13.8)%	21.7%	14.4%	(0.2)%	32.7%	24.2%
Consumer loan loss provision as a % of consumer loan fees	28.3%	41.0%	39.3%	21.4%	42.6%	39.2%

Combined Consumer Loans

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $2.56 billion in the current nine-month period, an increase of $75.8 million, or 3.1%, from $2.48 billion in the prior year nine-month period, mainly due to an increase in demand for line of credit accounts and installment loan products in domestic and foreign markets in the e-commerce segment.

The following table summarizes the consumer loans written and renewed for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$525,054	$82,899	$607,953	$544,930	$109,005	$653,935
Installment loans	5,522	13,871	19,393	5,690	10,613	16,303

Total Retail Services	530,576	96,770	627,346	550,620	119,618	670,238

E-Commerce
Domestic
Short-term loans	222,906	520,200	743,106	248,307	541,364	789,671
Line of credit accounts	113,543	—	113,543	82,679	—	82,679
Installment loans	104,299	—	104,299	57,354	—	57,354

Total Domestic	440,748	520,200	960,948	388,340	541,364	929,704

Foreign
Short-term loans	688,108	14,572	702,680	738,682	52,724	791,406
Line of credit accounts	72,230	—	72,230	—	—	—
Installment loans	195,698	—	195,698	91,790	—	91,790

Total Foreign	956,036	14,572	970,608	830,472	52,724	883,196

Total E-Commerce	1,396,784	534,772	1,931,556	1,218,812	594,088	1,812,900

Total amount of consumer loans written and renewed:	$1,927,360	$631,542	$2,558,902	$1,769,432	$713,706	$2,483,138

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	1,100,252	160,749	1,261,001	1,159,449	200,636	1,360,085
Installment loans	5,022	2,545	7,567	5,252	1,506	6,758

Total Retail Services	1,105,274	163,294	1,268,568	1,164,701	202,142	1,366,843

E-Commerce
Domestic
Short-term loans	737,269	726,828	1,464,097	784,349	741,152	1,525,501
Line of credit accounts	423,111	—	423,111	290,879	—	290,879
Installment loans	93,506	—	93,506	57,255	—	57,255

Total Domestic	1,253,886	726,828	1,980,714	1,132,483	741,152	1,873,635

Foreign
Short-term loans	1,247,096	19,106	1,266,202	1,359,841	69,645	1,429,486
Line of credit accounts	194,948	—	194,948	—	—	—
Installment loans	166,252	—	166,252	80,539	—	80,539

Total Foreign	1,608,296	19,106	1,627,402	1,440,380	69,645	1,510,025

Total E-Commerce	2,862,182	745,934	3,608,116	2,572,863	810,797	3,383,660

Total number of consumer loans written and renewed	3,967,456	909,228	4,876,684	3,737,564	1,012,939	4,750,503

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current nine-month period compared to the prior year nine-month period:

	Nine Months Ended September 30,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$482	$481
Installment loans	2,563	2,412
E-Commerce
Domestic
Short-term loans	$508	$518
Line of credit accounts	268	284
Installment loans	1,115	1,002
Foreign
Short-term loans	$555	$554
Line of credit accounts	371	—
Installment loans	1,177	1,140
Consolidated
Short-term loans	$515	$518
Line of credit accounts	301	284
Installment loans	1,195	1,145
Total consumer loans	525	523

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

The average amount per consumer loan increased to $525 from $523 during the current nine-month period compared to the prior year nine-month period, mainly due to a greater mix of longer-term multi-payment installment loans in the current nine-month period, which typically have a higher average loan amount than short-term loans.

Consumer Loans Written to New and Existing Customers in the E-commerce Segment

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current and prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$192,801	$37,849	$230,650	$171,357	$46,669	$218,026
% of total	10.0%	1.9%	11.9%	9.4%	2.6%	12.0%
Existing customers	1,203,983	496,923	1,700,906	1,047,455	547,419	1,594,874
% of total	62.4%	25.7%	88.1%	57.8%	30.2%	88.0%

Total amount of consumer loans written and renewed	$1,396,784	$534,772	$1,931,556	$1,218,812	$594,088	$1,812,900

Number of consumer loans written and renewed to (in ones):
New customers	379,478	67,691	447,169	372,541	82,287	454,828
% of total	10.5%	1.9%	12.4%	11.0%	2.4%	13.4%
Existing customers	2,482,704	678,243	3,160,947	2,200,322	728,510	2,928,832
% of total	68.8%	18.8%	87.6%	65.1%	21.5%	86.6%

Total number of consumer loans written and renewed	2,862,182	745,934	3,608,116	2,572,863	810,797	3,383,660

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The consumer loan loss provision in the current nine-month period was $251.8 million, which was composed of $252.4 million related to Company-owned consumer loans, offset by $0.6 million related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year nine-month period was $219.1 million, which was composed of $218.7 million related to Company-owned consumer loans and $0.4 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $248.2 million and $202.5 million in the current year nine-month period and prior year nine-month period, respectively.

Total Expenses

The table below shows total expense by segment, for corporate operations and by significant category for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$160,593	$69,055	$33,417	$263,065	$164,359	$58,144	$33,767	$256,270
Occupancy	84,362	8,168	2,461	94,991	81,455	6,340	3,175	90,970
Marketing	8,918	94,592	105	103,615	9,612	76,904	110	86,626
Other	47,539	29,291	15,541	92,371	39,132	27,150	15,412	81,694

Total operations and administration	301,412	201,106	51,524	554,042	294,558	168,538	52,464	515,560
Depreciation and amortization	29,172	12,986	12,156	54,314	36,967	9,281	10,634	56,882

Total expenses	$330,584	$214,092	$63,680	$608,356	$331,525	$177,819	$63,098	$572,442

Year-over-year change - $
Operations and administration	$6,854	$32,568	$(940)	$38,482	$19,471	$47,057	$3,419	$69,947
Depreciation and amortization	(7,795)	3,705	1,522	(2,568)	13,149	707	3,426	17,282

Total expenses	$(941)	$36,273	$582	$35,914	$32,620	$47,764	$6,845	$87,229

Year-over-year change - %	(0.3%)	20.4%	0.9%	6.3%	10.9%	36.7%	12.2%	18.0%

Consolidated total expenses increased $36.0 million, or 6.3%, to $608.4 million in the current nine-month period compared to $572.4 million in the prior year nine-month period. Total expenses for the retail services segment decreased $0.9 million to $330.6 million during the current nine-month period compared to $331.5 million in the prior year nine-month period. Total expenses for the e-commerce segment increased $36.3 million, or 20.4%, to $214.1 million in the current nine-month period.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment increased $6.9 million, or 2.3%, to $301.4 million during the current nine-month period compared to the prior year nine-month period. The increase was primarily due to the accrual of $18.0 million in the current nine-month period for the 2013 Litigation Settlement, which is included in other expenses. See “Recent Developments—2013 Litigation Settlement.” This increase in other expenses was partially offset by lower costs as a result of the Mexico Reorganization, decreased collection costs as a result of a decrease in loans written, lower processing charges related to the disposition of commercial merchandise and lower underwriting costs related to a decrease in loans written in the current nine-month period. Personnel expenses for the retail services segment decreased $3.8 million, or 2.3%, primarily due to lower short-term incentives and the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization, partially offset by the addition of retail services locations and personnel through organic growth and acquisitions. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $2.9 million, or 3.6%, primarily due to normal rent increases, organic growth and the locations acquired during 2012 and 2013. During the prior year nine-month period, the retail services segment operations expenses included $3.0 million related to the Mexico Reorganization.

Operations and administration expenses for the e-commerce segment increased $32.6 million, or 19.3%, to $201.1 million during the current nine-month period compared to the prior year nine-month period. Personnel expenses increased $10.9 million, or 18.8%, primarily due to incentive accruals due to the strong performance of the e-commerce segment and the addition of new personnel to support the e-commerce segment’s growth. Marketing expenses increased $17.7 million, or 23.0%, to $94.6 million in the current nine-month period compared to the prior year nine-month period, primarily due to the Company’s efforts to expand its customer base in both domestic and foreign markets. The increase in other expenses was primarily due to increased software maintenance expenses and an increase in loan underwriting and processing expenses. The prior year nine-month period included $3.1 million of expenses related to the withdrawal of the Enova IPO in the e-commerce segment.

Corporate administration expenses decreased $0.9 million, or 1.8%, to $51.5 million in the current nine-month period, primarily due to a decrease in other expenses related to an abandoned acquisition opportunity in the prior year nine-month period.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses decreased $2.6 million, or 4.5%, primarily due to a decrease in these expenses in the retail services segment. Depreciation and amortization expenses in the retail services segment decreased $7.8 million, or 21.1%, to $29.2 million, primarily due to the reduction in assets in the prior year nine-month period due to the Mexico Reorganization, partially offset by acquisitions in the third and fourth quarters of 2012 and in 2013. Depreciation and amortization expenses at the e-commerce segment increased $3.7 million, or 39.9%, to $13.0 million, primarily due to increased costs in the e-commerce segment mainly as a result of increased capitalized software and equipment to support this segment’s growth and the acceleration of depreciation related to the phase-out of certain loan platforms in the current nine-month period. Depreciation and amortization expenses for corporate operations increased $1.5 million, or 14.3%, to $12.2 million.

Interest Expense

Interest expense increased $4.5 million, or 21.6%, to $25.6 million in the current nine-month period as compared to $21.1 million in the prior year nine-month period. During the current nine-month period, the average amount of debt outstanding increased $71.1 million, to $565.5 million from $494.4 million during the prior year nine-month period, primarily due to pawn-related acquisitions that occurred during the fourth quarters of 2012 and in 2013. In addition, the Company issued the 2018 Senior Notes in May 2013. Following the issuance of the 2018 Senior Notes, the Company decreased the outstanding indebtedness under its Domestic and Multi-currency Line of Credit, which was at a lower effective interest rate than the 2018 Senior Notes. As a result, the Company’s effective blended borrowing cost increased to 5.5% in the current nine-month period compared to 4.9% in the prior year nine-month period. Also contributing to the increase in interest expense was $0.3 million of debt extinguishment costs in the current nine-month period related to amendments to the Domestic and Multi-currency Line of Credit and its $50.0 million variable rate term loan facility (the “2018 Variable Rate Notes”).

Income Taxes

The Company’s effective tax rate was 9.9% in the current nine-month period compared to 46.5% in the prior year nine-month period. The decrease in the overall effective tax rate in the current nine-month period was primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction. For additional information see “Recent Developments—Income Taxes”. In addition, during 2013 the statute of limitations expired related to the pre-2008 Mexico tax returns of Creazione and as a result, in the third quarter of 2013, the Company released reserves established for unrecognized tax benefits of $1.0 million. In addition, in the third quarter of 2012, the Company recorded a $12.6 million valuation allowance related to the deferred tax assets of Creazione. Without the impact of these items, the Company’s effective tax rate would have been 36.6% and 37.8% for the current nine-month period and the prior year nine-month period, respectively. The effective tax rate of 37.8% for the prior year was negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest improved by $5.6 million from the prior year nine-month period from a net loss attributable to the noncontrolling interest of $5.3 million in the prior year nine-month period to net income attributable to the noncontrolling interest of $0.3 million for the current year nine-month period, primarily due to the Company’s purchase of the outstanding shares held by minority shareholders in Creazione in September 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012
Cash flows provided by operating activities	$433,296		$357,846

Cash flows used in investing activities
Pawn activities	$(22,826)		$(4,888)
Consumer loan activities	(290,289)		(250,565)
Acquisitions	(104,668)		(56,919)
Property and equipment additions	(43,006)		(58,566)
Proceeds from sale of marketable securities	6,616		—
Other investing	1,182		(784)

Total cash flows used in investing activities	$(452,991)		$(371,722)

Cash flows provided by financing activities	$39,633		$26,215

Working capital	$820,258		$719,908
Current ratio	5.7	x	5.3	x
Merchandise turnover	2.5	x	3.0	x
Debt to Adjusted EBITDA ratio(a)	2.5	x	1.9	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $75.5 million, or 21.1%, from $357.8 million in the prior year nine-month period to $433.3 million in the current nine-month period. The significant components of the increase in net cash provided by operating activities included a $37.9 million increase in net income, a $32.7 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in the e-commerce segment, and a $19.6 million increase in accounts payable and accrued expenses, mainly due to an $18.0 million accrual related to the 2013 Litigation Settlement.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities increased $81.3 million, or 21.9%, from $371.7 million in the prior year nine-month period to $453.0 million in the current nine-month period. During the current nine-month period, the Company used $104.7 million for acquisitions, which was $47.7 million greater than the prior year nine-month period. Also contributing to the increase in cash used was a $39.7 million increase in cash used for consumer loan activities, primarily as a result of growth in loans written from the Company’s e-commerce segment. In addition, cash used by pawn lending activities increased by $17.9 million, primarily as a result of an increase in merchandise available for disposition in retail services locations, mainly due to lower cash received from sales of forfeited merchandise through commercial channels, offset by a decrease in loans written in foreign retail services operations as a result of the Mexico Reorganization during the third and fourth quarters of 2012. Offsetting these increases in the use of cash was a $15.6 million decrease in purchases of property and equipment, primarily due to lower systems development costs in both of the Company’s segments, and a $6.6 million increase in cash from proceeds received from the sale of marketable securities during the current nine-month period.

In August 2013, the Company completed the acquisition of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million, including consideration for non-competition covenants. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2013 will be between $15 million and $25 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades, technology infrastructure and for the establishment of approximately five new retail services locations.

In August 2013, the Company signed an asset purchase agreement for the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. and operating primarily under the PawnMart brand in both markets. The Company estimates the aggregate purchase price of the acquisition to be approximately $62.0 million, including consideration for certain non-competition covenants. The purchase price is expected to be paid in cash and funded through borrowings under the Company’s line of credit. The purchase price may be adjusted based on the aggregate value of the pawn loan balance and merchandise inventory balance held by the seller at closing. The closing of the transaction is subject to the satisfaction of certain closing conditions, such as the receipt of certain approvals to be obtained by the seller and its parent company, Xponential, Inc., licensing and the receipt of certain regulatory approvals. If all conditions are satisfied, the closing of the acquisition is expected to occur in the fourth quarter of 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $13.4 million, or 51.2%, from $26.2 million in the prior year nine-month period to $39.6 million in the current nine-month period. The increase was primarily due to the issuance and sale of $300.0 million of 2018 Senior Notes, which is discussed in greater detail below. Offsetting this source of cash was a $209.9 million increase in cash used in the current nine-month period for payments of outstanding balances under the Company’s Domestic and Multi-currency Line of Credit, for other existing indebtedness, including debt extinguishment costs of $6.1 million of the 2029 Convertible Notes, and for debt issuance costs incurred in conjunction with the issuance of the 2018 Senior Notes and the amendments to the Domestic and Multi-currency Line of Credit.

Additionally, the Company used $27.6 million more in the current nine-month period than in the prior year nine-month period for repurchases of shares of Company common stock through open market transactions pursuant to a 2013 authorization by the Company’s Board of Directors. For the nine-month period the Company has repurchased $45.4 million of the Company’s common shares, primarily through open market purchases. See “Share Repurchases” section below for additional information.

On May 15, 2013, the Company issued and sold the 2018 Senior Notes for an aggregate principal amount of $300.0 million. The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes bear interest at a rate of 5.75% per year on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company. The 2018 Senior Notes are guaranteed by all of the Company’s domestic subsidiaries.

In addition, on May 10, 2013, the Company entered into an agreement to amend the terms of its Domestic and Multi-currency Line of Credit. The primary provisions of the amendment to the Domestic and Multi-currency Line of Credit include an extension of the maturity date from March 31, 2015 to March 31, 2018 and a decrease in the total credit available from $380.0 million to $280.0 million, subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. When the Company amended its Domestic and Multi-currency Line of Credit, it also extended the maturity date of its 2018 Variable Rate Notes and its letter of credit facility (each of which were entered into originally on the same date as the Domestic and Multi-currency Line of Credit) from March 31, 2015 to March 31, 2018.

The Company’s debt agreements require the Company to maintain certain financial ratios. As of September 30, 2013, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. As of September 30, 2013, the Company’s available borrowings under its Domestic and Multi-currency Line of Credit were $159.8 million. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $820.3 million is sufficient to meet the Company’s anticipated capital requirements for its business. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

The Company had standby letters of credit of $16.3 million issued under its $20.0 million letter of credit facility as of September 30, 2013.

Share Repurchases

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization from January 2011. During the current nine-month period, the Company purchased 906,700 shares in open market transactions under this authorization for a total investment of $43.9 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

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

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of September 30, 2013 and 2012, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $50.1 million and $55.3 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.8 million and $3.4 million as of September 30, 2013 and 2012, respectively.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 11 of Part I, “Item 1 Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth below and on Exhibit 99.1 to the Current Report on Form 8-K dated and filed on May 8, 2013 and incorporated herein by reference, there have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Significant changes in foreign laws or regulations or a deterioration of the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.

Significant changes in foreign laws or regulations or a deterioration of the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could restrict the Company’s ability to sustain or expand its operations in these countries, which could materially adversely affect its business, prospects, results of operations and financial condition and could impair its ability to continue operations in these countries.

In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates have been and likely will in the future be proposed from time to time. The Company also maintains business relationships with third-party service providers. The failure of key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico. The Company’s business in Mexico is also subject to other potential risks and uncertainties that are beyond its control, such as violence, social unrest, enforcement of property rights and public safety and security, which could restrict or eliminate its ability to operate some or all of its locations in Mexico or significantly reduce customer traffic or demand.

In addition, the Company offers consumer loans over the Internet to customers in Australia, Canada and the United Kingdom. The United Kingdom and Australia have recently increased regulation of our industry and have demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products offered by the Company.

In Australia, the Company must comply with the responsible lending guidelines under the National Consumer Credit Protection Act (2010), which has been recently amended. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans made by the Company. The Company recently altered the products it offers in Australia. The Company is still assessing the impact that the changes will have on the business in Australia, but expects the product offering will be less profitable. If the reduction in profitability is such that the Company’s product offering is not sustainable, the Company may need to exit Australia if the product cannot be further modified in a way that retains its profitability in that country.

In the United Kingdom, the Company must comply with the European Union Consumer Credit Directive, the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”), and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (the “CCA”), among other rules and regulations. In February 2012, the OFT announced that it had launched a review of the payday lending sector to assess the sector’s compliance with the CCA, the Irresponsible Lending Guidelines and other relevant guidance and legal obligations. As part of this review, the OFT conducted examinations of a number of U.K. payday lenders, including the Company, to assess individual company compliance with these laws and guidelines. The OFT has announced that these inspections will be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action, including potential license revocation or significant fines or penalties where appropriate.

The OFT announced the findings of its review of the payday lending sector’s compliance during the first quarter of 2013 and enumerated a number of expectations it has for payday lenders related to affordability assessments, rollover practices, advertising, debt collection practices and consumer disclosures, among other expectations. Since that time, the OFT has been contacting the larger U.K. payday lenders to communicate the findings of its industry review and to conduct individual company examinations. On May 3, 2013, the OFT sent the Company a letter of findings related to its examination of the Company’s U.K. payday lending business. In that letter, the OFT indicated that the Company may not be complying fully with all aspects of the Irresponsible Lending Guidelines, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, including deferred refinance and extended loans, forbearance and debt collection, and regulatory and other compliance issues. The OFT asked the Company to provide an independent audit of its compliance in relation to each concern identified in the letter by July 29, 2013. The Company believes it has addressed the concerns identified by the OFT, and the Company has provided this audit to the OFT by the required date. This audit is intended to evidence how the Company has rectified the areas of concern identified by the OFT. Based upon its response to the OFT, the Company does not expect any of the changes that it has implemented in its business to have a material adverse effect on its future operations and financial condition. However, the Company can provide no assurance as to whether it will successfully resolve the concerns expressed by the OFT or whether, in addressing these concerns, the Company will need to change its business processes or payday lending products in the United Kingdom in a manner that could materially adversely affect the Company’s future operations and financial condition.

In addition, in June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission for review. The Competition Commission has begun gathering data from industry participants, including the Company, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition and, if so, what remedial action should be taken. The Competition Commission is required to complete its report by June 26, 2015, although it has stated that it aims to complete the investigation in a shorter period. If the investigation finds remedial action is necessary, the Competition Commission will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the industry regulator, which will be the Financial Conduct Authority (the “FCA”).

In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), which created a new regulatory framework for the supervision and management of the banking and financial services industry in the United Kingdom, including the consumer lending industry in which the Company operates. The Act mandates that the FCA take over responsibility for regulating consumer credit from the OFT in April 2014. Certain provisions of the Act took effect on April 1, 2013, and other provisions of the Act will take effect on April 1, 2014. The Act makes changes to the CCA and the Financial Services and Markets Act of 2000 (the “FSMA”), and gives the OFT the power to suspend consumer credit licenses with immediate effect or from a date specified. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT has continued and will continue to fully and rigorously regulate consumer credit, including the short-term loan market.

It appears that when the FCA takes over responsibility, it will regulate consumer credit pursuant to the guidance of the FSMA, which includes prescriptive regulations that currently govern the secured credit market while carrying across many of the standards set out in the CCA and its secondary legislation as well as OFT guidance. Prescriptive regulations, as contrasted with principles-based regulations that currently regulate the lending process in the United Kingdom, define what a lender may and may not do with a specific product, similar to U.S. law. On October 3, 2013, the FCA issued a consultation paper on a proposed rulebook of prescriptive regulations that includes more stringent requirements for lenders such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority to pay off a loan. If the FCA regulations are adopted as they are currently proposed, the Company would be required to make adjustments to its collections processes, which could possibly result in lower collections on loans it makes and a decrease in the number of customers that the Company is able to approve. The Company is still assessing the potential impact of the proposed changes and what effect such changes may have on its business, prospects, results of operations and financial condition. The FCA is expected to publish the finalized rulebook in early 2014, with certain provisions expected to take effect on April 1, 2014 and other provisions, such as the potential limits on rollovers, continuous payment authority and advertising, expected to take effect on July 1, 2014. If prescriptive regulations are adopted by the FCA, the Company expects that its compliance costs will be increased.

Any of these regulatory changes could have a material adverse effect on the Company’s business, prospects, results of operations and financial conditions and could impair its ability to continue current operations in the United Kingdom.

An inability to disburse consumer loan proceeds or collect consumer loan payments through the Automated Clearing House (“ACH”) system would materially adversely affect the Company’s consumer loan business.

When making consumer loans, the Company’s online consumer loan business uses the ACH system to deposit loan proceeds into its customers’ bank accounts, and both its online and storefront consumer loan businesses, including loans made through the CSO programs, depend on the ACH system to collect amounts due to the Company by withdrawing funds from its customers’ bank accounts when it has obtained written authorization to do so from its customers. The Company’s ACH transactions are processed by banks, and if these banks cease to provide ACH processing services to the Company, it would have to materially alter, or possibly discontinue, some or all of its consumer loan business if alternative ACH processors are not available.

It has been reported that recent actions by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation (“FDIC”) and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan (or payday loan) providers that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department has issued subpoenas to banks and payment processors, and the FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. Recently, the Department of Financial Services of the State of New York (the “NY DFS”) sent letters to approximately 35 online short-term consumer loan companies (that did not include the Company as it does not offer consumer loans in New York) demanding that they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association (“NACHA”) (which oversees the ACH network), requesting that they work with the NY DFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, has requested that its participants review origination activity for these 35 online short-term consumer loan companies and to advise NACHA whether it has terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal loans that are unenforceable under state law. Maryland’s Division of Financial Regulation has also been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regards to whether that lender is complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. There can be no assurance that our access to the ACH system will not be impaired as a result of this heightened scrutiny, and if this access is impaired, our consumer loan business will be materially adversely affected and we may find it difficult or impossible to continue some or all of our consumer loan business, which could have a material adverse effect on our business, prospects, and results of operations and financial condition.

Certain tax positions taken by the Company require the judgment of management and could be challenged by the Internal Revenue Service.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25, Income Taxes. For example, in connection with the liquidation of the Company’s subsidiary that formerly owned and operated its

Mexico-based pawn operations, Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), the Company intends to claim a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized a tax benefit of approximately $33.2 million as a result of the deduction. Management believes that the Company meets the requirements for this deduction and that it should be treated as an ordinary loss, which will reduce the Company’s cash taxes paid in 2013, and the Company has obtained a Private Letter Ruling from the Internal Revenue Service (the “IRS”) with respect to one of the various factors that it considered in making this determination. Because there are a number of factors that must be considered in making this determination, some of which were not specifically addressed in the Private Letter Ruling, the Internal Revenue Service could challenge the availability and/or characterization of the loss. If the deduction is ultimately denied or is determined to be a capital loss by the IRS, the Company may be required to reverse the previously recognized tax benefit and may be required to make additional income tax payments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first nine months of 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	10,608	$47.81	10,000	2,490,000
February 1 to February 28	302,147	$49.22	270,000	2,220,000
March 1 to March 31	155,000	$51.54	155,000	2,065,000
April 1 to April 30	20,000	$52.40	20,000	2,045,000
May 1 to May 31	185,023	$46.49	185,000	1,860,000
June 1 to June 30	206,700	$47.97	206,700	1,653,300
July 1 to July 31	—	$0.00	—	1,653,300
August 1 to August 31	60,770	$42.01	60,000	1,593,300
September 1 to September 30	—	$0.00	—	1,593,300

Total	940,248	$48.38	906,700

(a)

Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608, 32,126 and 745 shares for the months of January, February and August, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 21, 23 and 25 shares for the months of February, May and August.

(b)

On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.					X

2.2	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS (1)	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013, September 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Equity as of September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2013	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.					X

2.2	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS (1)	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013, September 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Equity as of September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.