Form 10-K
period 2013-12-31
CASH AMERICA INTERNATIONAL INC
filed 2014-03-03
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR
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

Yes    ☐                                         No     ☑

The aggregate market value of 28,427,009 shares of the registrant’s Common Stock, par value $0.10 per share, held by non-affiliates on June 30, 2013 was approximately $1,292,291,829.

At February 18, 2014 there were 28,119,630 shares of the registrant’s Common Stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

—

the effect of and compliance with domestic and foreign pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business, including changes in such laws, rules and regulations, or changes in the interpretation or enforcement thereof, and the regulatory and examination authority of the Consumer Financial Protection Bureau with respect to providers of consumer financial products and services in the United States and the Financial Conduct Authority in the United Kingdom;

—	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;
—	the Company’s ability to process or collect consumer loans through the Automated Clearing House system;
—	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;
—	public perception of the Company’s business, including the Company’s consumer loan business and the Company’s business practices;
—

the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects the Company, its products or the legality or enforceability of its arbitration agreements;

—	fluctuations, including a sustained decrease, in the price of gold or a deterioration in economic conditions;
—	a prolonged interruption in the Company’s operations of its facilities, systems or business functions, including the Company’s information technology and other business systems;
—	changes in demand for the Company’s services and changes in competition;
—	the Company’s ability to maintain an allowance or liability for estimated losses on consumer loans that are adequate to absorb credit losses;
—	the Company’s ability to attract and retain qualified executive officers;
—	the Company’s ability to open new locations in accordance with plans or to successfully integrate newly acquired businesses into its operations;
—	interest rate and foreign currency exchange rate fluctuations;
—	changes in the capital markets, including the debt and equity markets;
—	changes in the Company’s ability to satisfy the Company’s debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
—	cyber-attacks or security breaches;
—	acts of God, war or terrorism, pandemics and other events;
—	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and
—	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business. Additional information regarding these and other factors may be contained in the Company’s filings with the SEC, especially on Forms 10-Q and 8-K. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

General

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals through retail services locations and e-commerce activities. The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for approximately 29 years. The Company believes it was the nation’s largest provider of pawn loans and the largest operator of pawn shops in the world in 2013.

The Company offers secured non-recourse loans, commonly referred to as pawn loans, in many of its retail services locations in the United States and Mexico. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans written by the Company and auto equity loans, which are secured by a customer’s vehicle. These secured installment loans may be written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada.

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

In addition, the Company provides check cashing and other ancillary products and services through many of its retail services locations and through its franchised check cashing centers. The ancillary products and services are described below.

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary products and services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. The e-commerce segment also includes administrative expenses that are specific to this segment’s operations and are supplemental to the Company’s administrative functions classified as corporate operations.

Corporate operations primarily include corporate expenses, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending information systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, assets related to nonqualified deferred compensation plans, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2013, 2012 and 2011. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, some recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn.” The Company’s foreign retail services locations operate under the name “Cash America casa de empeño”.

	As of December 31,
	2013			2012			2011
	Domestic(a)	Foreign	Total	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	582	-	582	581	-	581	572	-	572
Pawn lending only	247	47	294	167	47	214	126	190	316
Consumer lending only	40	-	40	83	-	83	86	-	86
Other (c)	90	-	90	91	-	91	110	-	110
Total retail services	959	47	1,006	922	47	969	894	190	1,084

(a)

Except as described in (c) below, includes locations that operated in 22 states in the United States as of December 31, 2013 and 2012 and 23 states as of December 31, 2011. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)	Includes one unconsolidated franchised location that operated under the name “Cash America Pawn” as of December 31, 2011.

(c)

As of December 31, 2011, includes six consolidated Company-owned check cashing locations. As of December 31, 2013, 2012 and 2011, includes 90, 91 and 104 unconsolidated franchised check cashing locations, respectively, that operated in 14, 15 and 18 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2013, 2012 and 2011, the Company’s e-commerce segment operated in 32 states in the United States and in three foreign countries:

—	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
—	in the United Kingdom at http://www.quickquid.co.uk, http://www.quickquidflexcredit.co.uk, and http://www.poundstopocket.co.uk,
—	in Australia at http://www.dollarsdirect.com.au, and
—	in Canada at http://www.dollarsdirect.ca.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Recent Developments

Business Developments

Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. The aggregate purchase price for the acquisition was approximately $61.1 million, all of which was paid as of December 31, 2013, except for a $0.5 million holdback payment. The acquisition price was paid in cash and funded through borrowings under the Company’s line of credit. The Company incurred approximately $0.6 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill of $35.2 million related to this acquisition are included in the results of the Company’s retail services segment.

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill of $62.3 million related to this acquisition are included in the results of the Company’s retail services segment.

Income Taxes

In January 2013, the Company’s Mexico-based pawn operations that were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), and operated under the name Prenda Fácil, were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” As of December 31, 2013, Creazione’s assets had been liquidated and it had entered into formal liquidation proceedings. In connection with the liquidation of Creazione, the Company will include a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized an income tax benefit of $33.2 million as a result of the deduction. The Company believes that it meets the requirements for this deduction and that it should be treated as an ordinary loss, which has reduced the Company’s cash taxes paid in 2013. The Company has obtained a Private Letter Ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination.

Closure of Short-term Consumer Loan Retail Services Locations in Texas

Since 2011, restrictive City ordinances that have been passed have had the effect of reducing the profitability and the volume of short-term consumer loans the Company offers to customers in Texas, and the Company has experienced a related decline in consumer loans in many of the Company’s Texas retail services locations that offer this product as their primary source of revenue. As a result, the Company decided to close a total of 36 of these retail services locations (the “Texas Consumer Loan Store Closures”). The Texas Consumer Loan Store Closures were completed as of December 31, 2013. The Company incurred charges of approximately $1.4 million for the year ended December 31, 2013 in connection with these closures.

Regulatory, Litigation and Other Developments

Consumer Financial Protection Bureau

On November 20, 2013, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (the “CFPB”) pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million, which is non-deductible for tax purposes. In addition, the Company agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s previously announced voluntary program to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. As of December 31, 2013, the Company had refunded approximately $6.4 million in connection with this program.

The Consent Order relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the improper preparation of certain court documents in connection with collections lawsuits initiated by the Company in Ohio, which were previously disclosed by the Company and for which the Company implemented the Ohio Reimbursement Program; the making of a limited number of loans to consumers who may have been members of the military at the time of the loan at rates in excess of the military annual percentage rate permitted by the federal Military Lending Act due in part to system errors, and for which the Company has made refunds of approximately $33,500; and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing its compliance management programs and implementing additional procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. For further discussion of the CFPB, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced the Ohio Reimbursement Program (as described above). As of December 31, 2012, the Company estimated the cost of the Ohio Reimbursement Program and related expenses to be approximately $13.4 million before taxes and recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012. During the year ended December 31, 2013, the Company reimbursed approximately $6.4 million to customers and incurred $1.7 million of related expenses in connection with this program. In addition, the Company decreased its remaining liability related to the Ohio Reimbursement Program during the year ended December 31, 2013 by $5.0 million after the assessment of the claims made to date and related matters. As of December 31, 2013, the Company’s remaining accrual for the Ohio Reimbursement Program was $0.3 million.

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

In October 2013 the FCA issued a consultation paper that proposed certain changes to the current requirements for lenders of unsecured credit in the UK such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. On February 28, 2014, the FCA published the Consumer Credit Sourcebook (the “CONC”) within the FCA Handbook that contains the final regulations that will cover the conduct requirements for lenders of unsecured credit in the UK such as the Company. The Company is conducting a review and assessment of the newly published final regulations set forth in the CONC to evaluate and determine the potential impact of the final regulations included in the CONC and what effect such regulations may have on its business, prospects, results of operations and financial condition. If the final FCA regulations included in the CONC are consistent with the proposed rules, the Company will be required to make adjustments to some of its business practices, including its collections processes, which could possibly result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve.

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015 and could result in fee, cost of credit or other restrictions being adopted by the FCA. The Company is still assessing the potential impact of these proposed changes and what effect such changes may have on its business, prospects, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors—The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers” and “The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products” for additional information regarding regulation in the United Kingdom.

2013 Litigation Settlement

In October 2013, the Company entered into a Settlement Agreement, which received final court approval in January 2014, to settle an outstanding class action lawsuit that has been ongoing since 2004. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, Contingencies, the Company recognized a liability during the year ended December 31, 2013 in the amount of $18.0 million. In February 2014, the amount to be paid in connection with the Class Claims and Costs was substantially finalized, and the amount is not materially different than the liability accrued by the Company at December 31, 2013. The Class Claims and Costs will be paid during the first quarter of 2014. See “Item 3. Legal Proceedings—Litigation” for additional information regarding this lawsuit.

Ohio Court Decision

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

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

The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these four lawsuits has been stayed pending the outcome of the Supreme Court of Ohio’s decision. The Company is currently unable to estimate a range of reasonably possible losses in connection with these lawsuits, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for these litigation matters. The Company believes that the Plaintiffs’ claims in these suits are without merit and will vigorously defend these lawsuits.

Services Offered by the Company

Pawn

Pawn Lending

The Company’s retail services segment offers pawn loans through its retail services locations in the United States and Mexico. The Company began offering pawn loans in the United States in 1984 and in Mexico in 2008. See “Recent Developments” above and “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information regarding the acquisition of retail services locations, including recent acquisitions.

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

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. In addition, as required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges contributed approximately 17.3% of the Company’s total revenue in 2013, 16.7% in 2012 and 17.8% in 2011.

In the Company’s pawn lending operations, the maximum pawn loan amount is generally assessed as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, in the event that the loan becomes delinquent and the item is forfeited, would yield a profit margin consistent with the Company’s historical experience with similar items.

The Company holds the pledged property through the term of the loan, unless earlier repaid, renewed or extended. The Company holds forfeited collateral until it is sold, as described in “Merchandise Disposition Activities” below. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. The Company’s pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. Accrued pawn loan fees and service charges are reversed on forfeited pawn loans and no additional pawn loan fees and service charges are accrued. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the disposition of merchandise (as described below). The Company typically experiences seasonal growth during the second, third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment of pawn loans with tax refund proceeds received by customers in the first quarter each year.

Merchandise Disposition Activities

A related activity of the Company’s pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. The Company’s retail services segment engages in merchandise disposition activities through its retail services locations in the United States and Mexico.

If a customer does not repay, renew or extend a pawn loan at the time a loan is due, the Company becomes the owner of the forfeited collateral. With respect to the Company’s foreign pawn operations, collateral underlying forfeited pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition.

Once the Company owns the forfeited collateral or becomes the party responsible for its care and disposition in satisfaction of the loan, the merchandise becomes available for disposition through either retail or commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers.

Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. In the Company’s foreign operations, if within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

The recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. The Company’s retail services locations also sell used goods purchased from the general public and some new merchandise purchased from third parties, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. Merchandise sales are typically highest during the first quarter tax refund and fourth quarter holiday seasons. Gross proceeds from merchandise disposition activities contributed approximately 33.1% of the Company’s total revenue in 2013, 39.1% in 2012 and 43.5% in 2011.

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

Consumer Loan Activities

In addition to pawn loans, the Company’s retail services segment also offers certain consumer loans in many of its retail services locations in the United States, including short-term loans and secured and unsecured installment loans. The Company’s e-commerce segment offers certain consumer loans over the internet, including short-term loans, line of credit accounts and unsecured installment loans.

The Company’s retail services segment offers short-term loans in certain domestic retail services locations. The retail services segment also began offering secured auto equity loans in 2010 and unsecured installment loans in 2011 in some of its domestic retail services locations. Consumer loan fees earned in the Company’s retail services segment contributed approximately 6.3% of the Company’s total revenue in 2013, 6.8% in 2012 and 7.5% in 2011.

The Company began offering short-term loans over the internet, through what is now known as its e-commerce segment and is also referred to as Enova, in the United States under the name “CashNetUSA” when that company was acquired in 2006. Since then, the Company’s e-commerce segment has expanded its online product offerings into the United Kingdom, Australia and Canada. The Company’s e-commerce segment began offering unsecured installment loans over the internet to customers in the United States, United Kingdom and Australia in 2008, 2010 and 2013, respectively. The Company also began offering line of credit accounts over the internet in the United States in 2010 and in the United Kingdom in 2013. Consumer loan fees earned in the Company’s e-commerce segment contributed approximately 42.6% of the Company’s total revenue in 2013, 36.6% in 2012 and 30.3% in 2011.

Consumer loans offered by the Company are unsecured loans, except for auto equity loans, which are secured by the customer’s vehicle. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders for customers through the CSO programs. Due to the credit risk and high transaction costs of serving the Company’s customer segment, the fees the Company charges are generally considered to be higher than the fees charged to customers with top-tier credit histories by commercial banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit customers. Consumer loan fees earned by the Company contributed approximately 48.9% of the Company’s total revenue in 2013, 43.4% in 2012 and 37.8% in 2011.

The Company offers short-term loans in several states in the United States through its retail services segment and e-commerce segment and in the United Kingdom and Canada through its e-commerce segment. Short-term loans generally have a loan term of seven to 90 days and are usually payable on the customer’s next payday, unless the loan is renewed or extended in accordance with applicable laws. The fees the Company charges on short-term loans in the United States vary by jurisdiction but typically range between $10 to $25 per $100 borrowed, and the fees the Company charges on short-term loans in the foreign markets in which the Company operates also vary but typically range between 20 and 29.50 per 100 borrowed in their respective currencies.

The Company offers line of credit accounts through its e-commerce segment in several states in the United States and in the United Kingdom. Line of credit accounts allow customers to draw on a line of credit in increments of their choosing within certain restrictions, subject to a minimum draw amount set by the Company, up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with their terms of the line of credit account. As long as the customer’s account is in good standing, customers may continue to borrow on their line of credit.

The Company offers unsecured installment loans through its retail services segment and e-commerce segment in some states in the United States and through its e-commerce segment in the United Kingdom and in Australia. Unsecured installment loans typically have terms between two and 12 months, but may have available terms of up to 36 months. The Company also offers secured auto equity loans through its retail services segment in the United States. Secured auto equity loans typically have terms between three and 24 months, with available terms of up to 42 months. Both unsecured and secured installment loans require the repayment of principal in installments over the term of the loan.

The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed by the Company under its CSO programs is included in the consolidated balance sheets.

In 2013, revenue from the foreign component of the e-commerce segment was 48.4% of total revenue for the e-commerce segment and 20.6% of total consolidated revenue. The total revenue in the foreign component of the e-commerce segment was primarily derived from operations in the United Kingdom. The percentage of total revenue from foreign e-commerce operations to total consolidated revenue has increased over the last three years from 14.3% in 2011 to 20.6% in 2013, as the Company’s e-commerce segment’s operations in the United Kingdom have grown significantly.

The Company generally experiences seasonal growth in consumer loan fees in conjunction with the growth in loan balances that typically occurs after the heavy repayment of consumer loans with tax refund proceeds received by customers in the United States in the first quarter each year. Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and increases throughout the year. See “Item 7. Management’s Discussion and Analysis—Combined Consumer Loans—Consumer Loan Loss Experience” for additional information about the seasonality of consumer loan losses and for information about combined consumer loans.

Collection activities are an important aspect of the consumer loan product offering. The Company operates centralized collection centers to maximize loan repayment, facilitate regulatory compliance and coordinate a consistent approach to customer service and collections.

Check Cashing and Other Financial Services

The Company provides check cashing and other ancillary products and services through its retail services locations. Other financial services include money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. When the Company provides a check cashing service to its customers, it charges check cashing fees based on the type and face amount of the check being cashed. The Company receives check cashing fees from many of its retail services locations. In addition, the Company franchises its stand-alone check cashing business, Mr. Payroll, and each franchisee pays royalties based on the gross revenue of check cashing services provided within the franchisee’s facility.

Financial Information on Segments and Areas

Additional financial information regarding the Company’s operating segments and each of the geographic areas in which the Company does business is provided in “Item 8. Financial Statements and Supplementary Data—Note 20.”

Operations

Management and Personnel

Executive Officers

The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	63	Chief Executive Officer and President
Thomas A. Bessant, Jr.	55	Executive Vice President – Chief Financial Officer
David A. Fisher	44	Chief Executive Officer – E-Commerce Division
J. Curtis Linscott	48	Executive Vice President – General Counsel and Secretary

Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He served as the Company’s President and Chief Operating Officer from January 1990 until February 2000, except that he served as Chairman and Co-Chief Executive Officer of one of the Company’s subsidiaries from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company. Mr. Feehan became a director of the Company in 1984 and joined the Company full-time in 1988, serving as its Chief Financial Officer before becoming President and Chief Operating Officer in 1990. Mr. Feehan received a Bachelor of Business Administration degree in Accounting from Texas A&M University.

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

David A. Fisher has been the Chief Executive Officer of the E-Commerce Division (which is also known as Enova) since January 29, 2013. Prior to joining the Company, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc. (“optionsXpress”) from October 2007 until The Charles Schwab Corporation acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of Directors of InnerWorkings, Inc., since November 2011 and has served on the Board of Directors of GrubHub, Inc., a venture-backed company, since May 2012. Mr. Fisher also served on the Board of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

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

During 2013, the executive officers of the Company also included the President—Retail Services Division and the President—E-Commerce Division. In January 2014 the President—Retail Services Division left the Company when that position was eliminated, and the Company’s Chief Executive Officer and President has assumed the principal duties and functions of that position. In addition, the Company’s President—E-Commerce Division left the Company in March 2013, and the Chief Executive Officer—E-Commerce Division has assumed the principal duties and functions of that position.

Retail Services Segment

The Company’s retail services segment, which includes its domestic and foreign retail services locations, has store managers who supervise each retail services location’s personnel and assure that each retail services location is managed in accordance with Company guidelines, policies and procedures. A Market Manager or Area Coordinator, who reports to a Regional Operations Director, oversees each store manager. Each domestic Regional Operations Director oversees a portion of each domestic region and reports to a Region Vice President. Four Region Vice Presidents coordinate operations and strategy in the Company’s domestic retail services locations and report to the Senior Vice President of Operations of the Retail Services Division, who reports to the Chief Executive Officer. The Company’s foreign retail services operation has a Regional Operations Director who reports to the Vice President and General Manager of International Operations and is overseen by the Chief Financial Officer and ultimately the Company’s Chief Executive Officer.

E-Commerce Segment

The operations and strategy of the Company’s e-commerce segment is coordinated by the officers of the Company’s E-Commerce Division, Enova, including Vice Presidents and Senior Vice Presidents, who report to the Chief Executive Officer—E-Commerce Division. A Senior Vice President of Operations oversees all consumer loan products in the United States and the United Kingdom, all of which are offered over the internet through the Company’s e-commerce segment. A Vice President of Operations oversees the consumer loan products offered over the internet in Canada and Australia.

Personnel

As of December 31, 2013, the Company employed 7,637 persons in its operations, of whom 6,213 were in the retail services segment, 1,027 were in the e-commerce segment and 397 were in corporate and administrative functions.

Tradenames and Trademarks

The Company operates under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “Cash America casa de empeño,” “CashNetUSA,” “NetCredit,” “QuickQuid,” “QuickQuid FlexCredit,” “DollarsDirect” and “Pounds to Pocket.” The Company has a number of trademarks that are registered under applicable trademark laws including, but not limited to, “Cash America,” “Cashland,” “SuperPawn,” “CashNetUSA,” “Mr. Payroll,” “QuickQuid,” “QuickQuid FlexCredit,” “DollarsDirect,” “Pounds to Pocket,” “NetCredit,” “Enova Financial” and Enova’s “e” logo. These trademarks have varying expiration dates. The Company believes these trademarks are of material importance to the Company and each of its segments and anticipates maintaining and renewing them. In addition, the Company has various other trademark applications pending in the United States and other countries in which it operates.

Franchises

Each of the Company’s unconsolidated franchised check cashing locations is subject to franchise agreements that have varying durations that are negotiated individually with each franchisee. As of December 31, 2013, the Company had 90 unconsolidated franchised check cashing locations, and the revenue from these franchised locations was immaterial to the Company on a consolidated basis.

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

Over the last three years, the Company has expanded its domestic pawn lending presence in the United States. Most recently, in December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in the states of Georgia and North Carolina that were owned by PawnMart, Inc. and operate primarily under the name PawnMart. In addition, in August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn-lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate under the name Top Dollar Pawn.

While the Company’s strategy is to expand its domestic and foreign pawn lending operations, the Company periodically assesses whether the closure of certain locations would improve the overall profitability in its retail services segment. From time-to-time, the Company closes certain under-performing locations to improve profitability of its domestic and foreign retail services segment operations. In connection with the reorganization of its Mexico-based pawn operations during 2012 (the “Mexico Reorganization”), the Company closed 148 of its foreign retail services locations in 2012. During 2013, the Company closed 36 of its domestic retail services locations in connection with the Texas Consumer Loan Store Closures.

The table below outlines acquisitions, start-ups and closures for domestic and foreign Company-owned retail services locations, excluding Company-owned check cashing locations, for the years ended December 31, 2013, 2012 and 2011. See “Recent Developments—Business Developments” for additional information regarding the acquisitions and closures during 2013.

	As of December 31,
	2013	2012	2011

Retail services locations at beginning of period	878	973	950
Acquired	76	37	8
Start-ups	8	22	20
Combined, or closed	(46)	(154)	(5)
Retail services locations at end of period	916	878	973

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

After the Company has leased or acquired a suitable location and obtained the required licenses in the United States, a new retail services location can be ready for business within four to eight weeks. The approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established retail services locations in the United States typically range from $450,000 to $650,000. The typical costs associated with start-up retail services locations in Mexico are estimated to be between $150,000 and $200,000 per location, based on exchange rates as of December 31, 2013. The costs in Mexico are less than domestic costs primarily due to the lower cost of labor and materials. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and consumer loans or operating expenses.

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

The Company’s e-commerce segment is actively exploring strategies to increase and enhance its internet presence. The Company now offers an array of consumer credit products over the internet under the names “CashNetUSA,” “NetCredit,” “QuickQuid,” “QuickQuid FlexCredit,” “Pounds to Pocket” and “DollarsDirect.” Over the past few years, the Company has begun offering new credit alternatives, such as line of credit accounts and installment loan products. The Company intends to continue pursuing the development of new products in the current markets that it serves that complement its internet specialty financial services in order to meet the growing financial services needs of consumers, both in the United States and internationally. The Company continues to evaluate new markets in which to establish its internet presence. Other countries, including China and Brazil, are being evaluated for expansion of the Company’s consumer loan products, and any additional expansion will be pursued when the country-specific characteristics and requirements meet the Company’s investment criteria.

The Company’s e-commerce segment utilizes proprietary and custom-designed technology platforms that are built for scalability and flexibility. The technology platforms are designed to be powerful enough to handle the large volumes of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. Further, the information gathered from these technology platforms allows the Company to focus on both existing and potential customers who it believes are more likely to provide the Company with better credit performance. Through this approach, the Company is able to build a valuable list of consumers who both use the credit products offered and to whom the Company can market its product offerings to help fulfill the customer’s credit needs. The Company also uses a proprietary point-of-sale system for its retail services locations. The Company will continue to pursue new customer acquisition through channels such as lead generation (sourcing potential customers via third-party lead providers, which use digital, email or other marketing efforts to acquire and provide the Company with loan applicants), traditional advertising and digital advertising.

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

Expansion Considerations for Retail Services Locations

The Company’s retail services expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market and regulatory conditions in the pawn loan business, general economic conditions and other factors. Among the primary factors that could affect the Company’s future planned expansion are:

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

—

Competition. Several competing pawnshop companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates and could adversely affect the performance of potential acquisition targets.

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

Competition

Pawn Lending Activities

The Company has many competitors to its pawn lending activities, such as retailers of new merchandise and retailers of pre-owned merchandise, thrift shops, internet retailers, internet auction and other similar sites and other pawn shops. The pawnshop industry in the United States remains very fragmented, with approximately 11,000 stores nationwide operating in 2013 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the largest operator of pawnshops in the world. The three largest domestic publicly-traded pawnshop companies, First Cash Financial Services, Inc., EZCORP, Inc., and the Company, operated approximately 1,600 total pawnshops in the United States in 2013. During 2013, the Company was the largest publicly-traded pawnshop operator in the United States based on pawn loan balances and number of pawn lending locations. Management believes that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods. Management believes that the principal competitive factors in the pawnshop industry are location, quality customer service, the ability to loan competitive amounts at competitive rates and adequate low-cost working capital.

The pawnshop industry in Mexico is fragmented and remains substantially less developed than it is in the United States. There has been significant growth in the number of pawnshops servicing Mexico over the last several years to an estimated 5,000 locations operating in 2013. Most of these locations provide loans secured only by gold jewelry and are owned by independent operators and small chains, including some owned by not-for-profit organizations and publicly-traded companies. The Company’s primary competitors in Mexico include Monte de Piedad, Luz Saviñón, Rafael Donde, First Cash Financial Services, Inc. and EZCORP, Inc. A large percentage of the population in Mexico is unbanked (or do not have a relationship with a bank) or underbanked (or have limited access to banking or other financial services) and has limited access to consumer credit. The Company believes there is a future opportunity for growth in the number of full-service pawn locations that offer loans secured by general merchandise as well as gold jewelry in Mexico due to the large number of potential customers underserved through traditional credit providers and the limited number of large pawnshop operators in the country.

Consumer Loan Activities

The Company offers consumer loans through many of its retail services locations through its retail services segment. According to the Community Financial Services Association, industry analysts estimate that there were approximately 21,000 consumer loan storefront locations across the United States during 2013. While the consumer loan industry grew significantly during the 1990’s into the early 2000’s with the addition of new storefront locations, the storefront growth has begun to contract in the past several years. This is due in part to changes in laws and regulations governing consumer loans in various states.

The Company offers consumer loans over the internet through its e-commerce segment. Numerous competitors offer consumer loan products and services over the internet, and many significant competitors are privately held, making it difficult for the Company to determine its competitive position in the market. However, the Company believes its principal competitors for its e-commerce segment in the United States include Miami Nation Enterprises, Integrity Advance, Think Finance and certain offshore lenders, many of whom offer consumer loans under multiple brand names and domains. In the United Kingdom, the Company believes that its principal online competitors include PaydayUK, PaydayExpress, Wonga and Lending Stream. In Australia, the Company believes its main online competitors are Nimble, Cash Converters and First Stop Money. In Canada, the industry has been dominated by storefront lenders and as a result, the Company’s principal competitors are not online lenders but storefront lenders, such as Money Mart, The Cash Store and Cash Money.

Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in most of the markets where the Company offers consumer loans through its retail services segment or e-commerce segment, including Advance America, Ace Cash Express, Check ‘n Go, Dollar Financial and Check Into Cash. Management believes that competition in the United States in the online consumer loan industry continues to be fragmented and is primarily from competitors who may be operating either off-shore or by partnering with Native American tribes and utilizing their status as a sovereign nation to attempt to immunize themselves from enforcement of restrictive state laws and regulations. Management believes that the principal competitive factors in the online consumer loan industry consist of the sizing and structuring of loans (single or multiple payment) to consumers to meet their loan requests, speed of funding, customer privacy, ease of access, transparency of fees and interest, and customer service.

Impediments exist that prevent new entrants from easily entering the consumer loan market. New entrants must successfully implement underwriting and fraud prevention processes, incur high marketing and customer acquisition costs, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states in the United States and in many international jurisdictions.

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

Regulation

The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state, local and foreign statutes, ordinances and regulations. (For a geographic breakdown of operation locations see “Item 2. Properties”). The Company’s failure to comply with applicable laws, rules and regulations could subject it to regulatory enforcement actions, result in the assessment against it of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, result in a finding that it has engaged in unfair and deceptive practices or cause damage to the Company’s reputation, brands and valued customer relationships. The Company could also be subject to changes in domestic and foreign laws and regulations as discussed under “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—New laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could negatively impact its operations.,” “—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries,” “—The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers” and “The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products.”

U.S. Federal Regulation

Certain U.S. federal regulations are applicable to the Company’s business, as described below.

The federal Truth in Lending Act (“TILA”), and its underlying regulations, known as Regulation Z, require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, the Company is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness.

The Company is also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information with affiliates for marketing purposes and requires the Company to adopt written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various coworker policies and procedures and provide coworker training and materials that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

In addition, the Company is subject to regulation by the Federal Trade Commission (“FTC”) in the United States. The FTC’s Bureau of Consumer Protection’s mandate is to work to protect consumers against unfair, deceptive, or fraudulent practices in the marketplace. In furtherance of consumer protection, the FTC provides guidance and enforces federal laws concerning truthful advertising and marketing practices; fair financial practices in lending, loan servicing and debt collection; and protection of sensitive consumer information.

Under the USA PATRIOT Act the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. In addition, the U.S. Treasury Department’s Office of Foreign Assets Control requires that the Company have controls in place to prevent acquiring assets from and conducting transactions involving target countries and specially designated nationals. Under the Bank Secrecy Act and regulations of the U.S. Department of the Treasury, the Company must report transactions occurring in a single day involving currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the Company has knowledge that the transactions are by, or on behalf of, any person or entity and result in either cash in or cash out totaling more than $10,000 during any one day. Also, federal regulations require the Company to report suspicious transactions involving at least $2,000 in a single day to the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”). The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the business knows, suspects or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no legitimate business or lawful purpose. Certain of the Company’s subsidiaries are registered as money services businesses with the U.S. Treasury Department and must re-register with FinCEN at least every two years. Such subsidiaries must also maintain a list of names and addresses of, and other information about, their business and must make that list available to any requesting law enforcement agency. This list must be updated at least annually. The Company is also subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

The Company is also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act, the Company must disclose to its customers the Company’s privacy policy and practices, including those policies relating to the sharing of customers’ nonpublic personal information with third parties. This disclosure must be made to customers when the customer relationship is established and, in some cases, at least annually thereafter. These laws and regulations also require the Company to ensure that its systems are designed to protect the confidentiality of customers’ nonpublic personal information. These laws and regulations also dictate certain actions that the Company must take to notify its consumers if their personal information is disclosed in an unauthorized manner.

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Title X of the Dodd-Frank Act created the CFPB, which regulates consumer financial products and services, including consumer loans offered by the Company. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers. On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. In the report and subsequent statements, the CFPB reiterated that it has authority to adopt rules identifying acts or practices as unfair, deceptive or abusive, and hence unlawful, in connection with the offering of consumer financial products and services and to act to prevent providers from engaging in such acts or practices. The CFPB announced that, based on the potential consumer harm and the data that it has gathered, further attention was warranted to protect consumers, and that it expects to use its authorities to provide protections to consumers. The report indicated the CFPB plans to analyze the effectiveness of limitations, such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB is analyzing borrowing activity by consumers using online payday loans. The Company does not currently know the nature and extent of the rules that the CFPB will adopt, and the CFPB’s 2014 agenda indicates that its target date for proposing such rules is March 2014, although it could act earlier or later than that date. See “Recent Developments—Recent Regulatory, Litigation and Other Developments—Consumer Financial Protection Bureau” for information regarding the Company’s Consent Order issued by the CFPB on November 20, 2013.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

Pawnshop Regulations

U.S. Regulation

In addition to the U.S. federal regulations described above, the Company’s pawn lending locations are regulated by the states and local jurisdictions where its pawn lending locations are located and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each local jurisdiction. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold defaulted pawned collateral or purchased items before disposing of the merchandise. Failure to observe a state’s legal requirements for pawnbroking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties.

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

Mexico Regulation

The Company’s storefront locations in Mexico are regulated by a federal consumer protection agency, Procuraduría Federal del Consumidor (“PROFECO”). PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. All pawnshops operating in Mexico are required to register themselves and their contracts with PROFECO, as well as report certain customer activities that PROFECO determines may be associated with stolen goods. Neither PROFECO nor federal statute imposes interest rate caps on pawn loans. The pawn industry in Mexico is also subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain Mexican states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction. Generally, however, federal regulations are intended to control over the state statutes with respect to the pawn operations in Mexico.

Consumer Loan Regulations

U.S. Federal Regulation

In addition to the U.S. federal regulations described above, the Company’s consumer loan business is subject to the Fair Credit Reporting Act (“FCRA”) and the Equal Credit Opportunity Act (“ECOA”). These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The use of consumer reports and other personal data used in credit underwriting is governed by the FCRA and similar state laws governing the use of consumer credit information. The FCRA also requires the Company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by the Company to a consumer reporting agency. In addition, the FCRA requires the Company to provide a Notice of Adverse Action to a loan applicant when the Company denies an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and of their right to learn the specific reasons for the denial of credit. The ECOA prohibits the Company from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application.

Some of the Company’s services may include the assembly and delivery of consumer reports, or similar reports, to affiliated and potentially other third-parties. As a distributor of consumer reports and similar data, if the Company becomes a Consumer Reporting Agency (“CRA”), as defined by the FCRA, the Company would be required to comply with certain aspects of these laws and regulations that apply to CRAs. Non-compliance with the FCRA, either as a user or as a CRA, could lead to statutory penalties, private litigation for damages or, in certain cases, regulatory investigation and sanctions, including obligations under government initiated consent decrees.

Federal law also limits the annual percentage rate to 36% on certain consumer loans made to members of the U.S. military, active-duty reservists and members of the National Guard and their immediate families. This 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans. Therefore, due to these rate restrictions, the Company is unable to offer certain short-term consumer loans to active duty military personnel, active members of the National Guard or members on active duty and their immediate dependents.

The consumer loan business is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a bank account relating to a consumer loan (i.e., ACH funds transfer). Additionally, in conjunction with the Company’s CSO programs, the Company is required to comply with the federal Fair Debt Collection Practices Act (“FDCPA”), and the Company also otherwise uses the FDCPA as a guide in connection with operating its collection activities. The Company is also required to comply with all applicable state collection practices laws. Furthermore, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.

U.S. State Regulation

The Company’s consumer loan business is regulated under a variety of enabling state statutes, all of which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. As of December 31, 2013, the Company operated in 32 states that have specific statutes and regulations that enable the Company to offer economically viable products. The Company does not conduct business in the remaining states or in the District of Columbia because it does not believe it is economically feasible to operate in those jurisdictions due to specific statutory or regulatory restrictions, such as interest rate ceilings or caps on the fees that may be charged. However, the Company may later offer its products or services in any of these states or the District of Columbia if the Company believes doing so may become economically viable because of changes in applicable statutes or regulations or if the Company determines it can broaden its product offerings to operate under existing laws and regulations. Despite the lack of specific laws, other laws may permit the Company to offer products and services in these states.

The scope of state regulation, including the fees and terms of the Company’s products and services, varies from state to state. The terms of the Company’s products and services vary from state to state in order to comply with the laws and regulations of the states in which it operates.

The states with laws that specifically regulate the Company’s products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Most states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. The Company’s collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states restrict the advertising content of the Company’s marketing materials. Also, some states require the Company to report loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

In states or jurisdictions where the Company offers its CSO programs, the Company complies with that jurisdiction’s Credit Services Organization Act, Credit Access Business law or a similar statute. These laws generally define the services that the Company can provide to consumers and require the Company to provide a contract to the customer outlining the Company’s services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require the Company to be registered with the jurisdiction and/or be bonded.

Over the last few years, legislation that prohibits or severely restricts the Company’s products and services has been introduced or adopted in a number of states, and the Company expects that trend to continue for the foreseeable future. Recently, a ballot initiative has been filed in Missouri that, if passed, would likely require the Company to cease offering its consumer loan products in that state, but the cessation of services in Missouri, if necessary, would not have a material effect on the Company, including its consolidated revenue or operations.

U.S. Local Regulation

In addition to state and federal laws and regulations, the Company’s consumer loan business is subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. Local jurisdictions’ efforts to restrict short-term lending have been increasing. Typically, these local ordinances apply to storefront operations, however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on online lenders lending to residents of that jurisdiction, even though no such attempt has been made previously. During 2013, the Company closed 36 retail services locations in Texas in connection with the Texas Consumer Loan Store Closures, primarily as a result of restrictive local city ordinances passed since 2011 that had the effect of reducing the profitability and the volume of short-term consumer loans. See “Recent Developments—Business Developments—Closure of Short-term Consumer Loan Retail Services Locations” for additional information regarding these store closures.

In addition, actions taken in the future by local governing bodies to impose other restrictions on consumer lenders such as the Company could have a material adverse effect on its business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

Foreign Regulation

In the United Kingdom, the Company’s consumer lending activities must comply with the European Union Consumer Credit Directive, the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”) and with other related rules and regulations, which, among other things, require the Company to obtain governmental licenses and prescribe the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. The Company must also follow the Irresponsible Lending Guidance of the OFT, which provides greater clarity for lenders as to business practices that the OFT believes constitute irresponsible lending under the CCA. In April 2014, the FCA will take over responsibility for regulating consumer credit from the OFT and will change the way consumer loans are regulated in the United Kingdom.

In October 2013 the FCA issued a consultation paper that proposed certain changes to the current requirements for lenders of unsecured credit in the UK such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority to pay off a loan. On February 28, 2014, the FCA published the Consumer Credit Sourcebook (the “CONC”) within the FCA Handbook that contains the final prescriptive regulations that will cover the conduct requirements for lenders of unsecured credit such as the Company. The Company conducting a review and assessment of the newly published final regulations set forth in the CONC to evaluate and determine the potential impact of the final regulations included in the CONC and what effect such regulations may have on its business, prospects, results of operations and financial condition. If the final FCA regulations included in the CONC are consistent with the proposed rules, the Company will be required to make adjustments to some of its business practices, including its collections processes, which could possibly result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve.

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015 and could result in fee, cost of credit or other restrictions being adopted by the FCA. For recent developments related to the FCA and the OFT, including the OFT’s May 3, 2013 letter to the Company concerning the OFT’s recent examination of the Company’s business and containing findings that the Company may not be fully compliant with the Irresponsible Lending Guidelines or the CCA or other relevant law and guidance and its request that the Company rectify the matters identified in the report, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products” and “—The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers.”

In Australia, the Company must comply with the responsible lending guidelines under the National Consumer Credit Protection Act (2010) (“NCCPA”), which was amended in 2012. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans made by the Company. The Company has recently altered the product it offers in Australia. The Company is still assessing the impact that the changes will have on its business in Australia, but the Company expects the product offering will be less profitable. If the reduction in profitability is such that the Company’s product offering is not sustainable, it may need to exit Australia if the product cannot be further modified in a way that retains profitability in that country. If the Company has to exit Australia, it will not have a material effect on the Company, including its consolidated revenue or operations.

In Canada, all regulation of the consumer lending industry is conducted at the provincial level. In general, the regulations require lenders to be licensed, set maximum fees and regulate collection practices.

Check Cashing Regulations

The Company offers check cashing services at many of its pawn lending locations and consumer loan storefront locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and have adopted ceilings on check cashing fees. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations are described in “U.S. Federal Regulation” above. The Company’s franchising activities are subject to various federal and state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

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

The OLA is a professional organization representing the growing industry of companies offering online consumer loans in the United States. All member companies have agreed to OLA Best Practices and a Code of Conduct developed by OLA to ensure that consumer loan customers are fully informed, fairly treated and are using all lending products responsibly. The OLA also has been tasked with clearing up misconceptions and myths surrounding the online lending industry and educating the public, legislators and regulators about the demand for and importance of consumer loan products on the internet. The OLA Best Practices are summarized as follows:

—	Disclose all loan terms in a transparent and easy to understand way to help consumers make educated decisions;
—	Provide consumers a chance to change their mind by maintaining a reasonable cancellation policy;
—	Comply with all applicable laws and regulations and be in good standing with applicable governing officials and regulatory bodies;
—	Protect consumers’ personal data with comprehensive website security, a privacy policy and an ability to opt out of information sharing;
—	Help consumers help themselves by providing referrals to credit counseling, education and assistance where appropriate;
—	Use advertising and marketing practices that promote the responsible use of short-term credit services;
—	Prohibit any unfair, false, misleading or deceptive acts or practices;
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

—	Explaining to consumers, in general terms, the types of information considered in making a decision;
—

Explaining how payments will be deducted from a consumer’s bank account and how a consumer can contact a lender by phone, email or online and setting out clearly how continuous payment authority works (if used by a lender to electronically debit a consumer’s bank account) and a consumer’s rights to cancel this authority, so the consumer can decide if this type of repayment is acceptable to them;

—	Notifying consumers by email, text, letter or phone at least three days prior to attempting to recover payment using continuous payment authority on the due date;
—	Limiting extensions of short-term loans to three occasions;
—	Dealing with cases of financial difficulty sympathetically and positively and doing what is needed to help a consumer manage what they owe;
—	Freezing interest and charges on consumer loans if the consumer makes repayments under a reasonable repayment plan or after a maximum of 60 days of non-payment;
—	Telling a consumer about free and independent debt-counseling organizations who can help them; and
—	Telling a consumer about a lender’s complaints-handling procedure when they take out a loan or when requested.

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

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. In addition, this report also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by the Company described below. The occurrence of one or more of the events listed below could also have a significant adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

Risks Related to the Company’s Business and Industry

The Company’s business is highly regulated under applicable laws, and if it fails to comply with these laws, the Company’s business could be adversely affected.

The Company’s products and services are subject to extensive regulation, supervision and licensing under various federal, state, local and foreign statutes, ordinances and regulations. These state laws, rules and regulations generally require licensing as a pawnbroker, lender or credit services organization or credit access business (“CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of the Company’s loan contracts and other documentation, restrict collection practices, and may subject the Company to periodic examination by state regulatory authorities, among other things. Because pawn loans, short-term loans, line of credit accounts and installment loans, such as those provided by the Company, are viewed as extensions of credit, in the United States, the Company must comply with certain federal laws, such as the federal Truth-in-Lending Act and Regulation Z adopted under that Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act and Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), among other laws, and with respect to the Company’s CSO programs, the Fair Debt Collection Practices Act. In addition, the Company’s marketing efforts and the representations made about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission (the “FTC”), state attorneys general or private plaintiffs may bring legal actions. The Company is also subject to various foreign laws in connection with the products or services it offers in Australia, Canada, Mexico and the United Kingdom, which are discussed below. Compliance with applicable laws, rules and regulations requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or affect operating results. See “Item 1. Business—Regulation” for further discussion of the laws applicable to the Company.

The Company’s failure to comply with applicable laws, rules and regulations could subject it to regulatory enforcement actions, result in the assessment against it of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, result in a finding that it has engaged in unfair and deceptive practices or cause damage to the Company’s reputation, brands and valued customer relationships, any of which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

New laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could negatively impact its operations.

Governments at the national, state and local levels, as well as foreign governments, may seek to impose new regulatory restrictions or licensing requirements that affect the Company’s products or services. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations and may have a negative effect on its business, prospects, results of operations, financial condition and cash flows.

In recent years, consumer loans, such as those offered by the Company, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states in the United States or the foreign countries where the Company operates (as further described below) less profitable or unattractive to the Company. This scrutiny has resulted in the Company changing some of the consumer loan products offered in those states and has reduced the profitability or volume of consumer loans in some of those states. It has also, in some cases, resulted in the Company ceasing to offer consumer loans in certain states, including, since 2011, the States of Arizona, Montana and New Hampshire, and discontinuation of its CSO program in Maryland. Regulations adopted by some states in the United States require that all borrowers of certain short-term loan products be reported to a centralized database and limit the number of loans a borrower may have outstanding. Other laws adversely impact the availability of some of the Company’s consumer loan products in the United States to active duty military personnel, active members of the National Guard or members on active reserve duty and their immediate dependents. In addition, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and short-term lending through the use of local zoning and permitting laws have been increasing and could reduce profitability and volume of the loans offered or impair the Company’s ability to continue current operations in those jurisdictions. For example, during 2013, the Company closed 36 retail services locations in Texas that offered consumer loans as their primary source of revenue, primarily as a result of restrictive city ordinances that have been passed since 2011 that had the effect of reducing the profitability and the volume of short-term consumer loans. See “Item 1. Business—Recent Developments” for additional information regarding recent regulatory developments and these store closures.

Certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain consumer loan products to consumers, and this has resulted in both the executive and legislative branches of the U.S. federal government and state governmental bodies exhibiting an interest in debating legislation that could further regulate consumer loan products such as those offered by the Company. The U.S. Congress, as well as similar state and local bodies and similar foreign governmental authorities, have debated, and may in the future adopt, proposed legislation that could, among other things, place a cap on the effective annual percentage rate on the amount of interest or fees that may be charged, ban or limit loan renewals or extensions (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require the Company to offer an extended payment plan, allow for only minimal origination fees for advances, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity by limiting the number of consumer loans that customers may receive or have outstanding, or impose “cooling off” periods between the time a loan is paid off and another loan is obtained. The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted that could affect the Company’s products and services. The Company closely monitors proposed legislation being discussed in states where it does business, especially states where it offers consumer loan products. For example, a ballot initiative is pending in Missouri that, if passed, would likely require the Company to cease offering its consumer loan products in that state. There can be no assurance that additional legislative or regulatory initiatives will not be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer a consumer loan product. In addition, under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that could affect the way the Company does business and may force the Company to terminate or modify its operations in particular states or affect its ability to obtain new licenses or renew the licenses it holds.

Any of these or other legislative or regulatory actions that affect the Company’s pawn or consumer loan business at the national, state and local level could, if enacted, have a material adverse impact on the Company’s business, prospects, results of operations, financial condition and could impair the Company’s ability to continue current operations.

The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.

The Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans offered by the Company, has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including the explicit supervisory authority to examine and require registration of such providers. The CFPB has begun exercising supervisory review over and examining certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, such as the Company, and ask questions about their business practices, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default, consumer reporting and third-party relationships, as well as compliance programs. As a result of these examinations of non-bank providers of consumer credit, the Company could be required to change its practices or procedures, whether as a result of another party being examined or as a result of an examination of the Company, or could be subject to monetary penalties, which could adversely affect the Company. On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which the Company agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5 million and to set aside $8 million for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s Ohio voluntary reimbursement program. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing its compliance management programs and implementing additional procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. See “Item 1. Business—Recent Developments—Regulatory, Litigation and Other Developments—Consumer Financial Protection Bureau” and “—Voluntary Reimbursements to Ohio Customers” for additional information regarding the Ohio voluntary reimbursement program.

In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

On April 24, 2013, the CFPB issued a report entitled “Payday Loans and Deposit Advance Products: A White Paper of Initial Findings,” indicating that it had “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans provided by non-bank financial institutions at storefront locations and deposit account advances offered by depository institutions. While the CFPB’s study stated that “these products may work for some consumers for whom an expense needs to be deferred for a short period of time,” the CFPB also stated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans and deposit account advances. In the report and subsequent statements, the CFPB reiterated that it has authority to adopt rules identifying acts or practices as unfair, deceptive or abusive, and hence unlawful, in connection with the offering of consumer financial products and services and to act to prevent providers from engaging in such acts or practices. The CFPB announced that, based on the potential consumer harm and the data that it had gathered, further attention was warranted to protect consumers and that it expects to use its authorities to provide protections to consumers. The report indicated the CFPB plans to analyze the effectiveness of limitations, such as cooling-off periods between payday loans, “in curbing sustained use and other harms.” Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB is analyzing borrowing activity by consumers using online payday loans. The Company does not currently know the nature and extent of the rules that the CFPB will adopt, and the CFPB’s 2014 agenda indicates that its target date for proposing such rules is March 2014, although it could act earlier or later than that date. If the CFPB adopts any rules or regulations that significantly restrict the conduct of the Company’s consumer loan business, any such rules or regulations could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows or could make the continuance of all or part of the Company’s U.S. consumer loan business impractical or unprofitable. Any new rules or regulations adopted by the CFPB could also result in significant compliance costs.

The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers.

In the United Kingdom, the Company must comply with the European Union Consumer Credit Directive, the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”), and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”), among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), which created a new regulatory framework for the supervision and management of the banking and financial services industry in the United Kingdom, including the consumer lending industry in which the Company operates. The Act mandates that the Financial Conduct Authority (the “FCA”) take over responsibility for regulating consumer credit from the OFT in April 2014. Certain provisions of the Act took effect on April 1, 2013, and other provisions of the Act will take effect on April 1, 2014. The Act makes changes to the CCA and the Financial Services and Markets Act of 2000 (the “FSMA”), and gives the OFT the power to suspend consumer credit licenses with immediate effect or from a date specified. In addition, under the Act, the Company will be required to obtain authorization from the FCA in 2014 to provide consumer credit, which will require that the Company satisfy, and continue to satisfy, certain minimum standards set out in the FSMA and may result in additional costs to the Company. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT has continued and will continue to fully and rigorously regulate consumer credit, including the short-term loan market.

In October 2013 the FCA issued a consultation paper that proposed certain changes to the current requirements for lenders of unsecured credit in the UK such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. On February 28, 2014, the FCA published the Consumer Credit Sourcebook (the “CONC”) within the FCA Handbook that contains the final regulations that will cover the conduct requirements for lenders of unsecured credit such as the Company. The Company is conducting a review and assessment of the newly published final regulations set forth in the CONC to evaluate and determine the potential impact of the final regulations included in the CONC and what effect such regulations may have on its business, prospects, results of operations and financial condition. If the final FCA regulations included in the CONC are consistent with the proposed rules, the Company will be required to make adjustments to some of its business practices, including its collections processes, which could possibly result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve. Subject to certain transitional periods, certain provisions of the CONC take effect on April 1, 2014 and other provisions, such as the potential limits on rollovers, continuous payment authority and advertising, take effect on July 1, 2014. The Company expects that its compliance costs will be significantly increased as a result of these final regulations.

In addition, in June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission for review to determine whether certain features of the payday lending industry prevent, restrict or distort competition and, if so, what remedial action should be taken. The Competition Commission has been gathering data from industry participants, including the Company, in connection with its review. In January 2014, the Competition Commission published a preliminary report indicating that it has been reviewing, and is continuing to review, impediments in the payday lending market that prevent customers from effectively shopping around for their loan or from switching lenders and whether there are barriers to entry and expansion by new and existing lenders, primarily due to market concentration by larger, established lenders, that adversely affect competition. In addition, these preliminary findings indicate that the extent to which lenders compete on price may be limited and that a lack of consumer access to other types of credit products may serve to provide little constraint on payday lenders. These findings were only preliminary, and the Competition Commission study is ongoing and is required to be completed by June 26, 2015, although the Competition Commission has stated that it aims to complete the investigation in a shorter period. The ultimate outcome from the study is not yet known, but if the investigation finds remedial action is necessary, the Competition Commission will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the industry regulator, which will likely be the FCA by the time the report is issued.

In addition, on December 18, 2013, the UK passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015. Pursuant to this amendment, the FCA could adopt fee, cost of credit or other restrictions that could reduce the volume or profitability of the consumer loans that the Company offers, could cause the Company to change the products that it offers or could cause the Company to cease offering certain types of consumer loans in the UK.

Any of these regulatory changes could have a material adverse effect on the Company’s business, prospects, results of operations, financial conditions and cash flows and could impair the Company’s ability to continue current operations in the United Kingdom.

The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products.

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

On May 3, 2013, the OFT sent the Company a letter of findings related to its examination of the Company’s U.K. short-term consumer loan (or payday) business, which indicated that the Company may not be complying fully with all aspects of the Irresponsible Lending Guidelines, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, including deferred refinance and extended loans, forbearance and debt collection, and regulatory and other compliance issues. The OFT asked the Company to provide an independent audit of the Company’s compliance in relation to each concern identified in the letter by July 29, 2013. The Company believes it has addressed the concerns identified by the OFT, and the Company provided this audit to the OFT by the required date. This audit is intended to evidence how the Company has rectified the areas of concern identified by the OFT. Based upon the Company’s response to the OFT, the Company does not expect any of the changes it implemented in its business to have a material adverse effect on the Company’s future operations and financial condition. However, the Company continues to receive additional requests for data and documentation from the OFT, and the Company is complying with those requests. The Company can provide no assurance as to whether it will successfully resolve the concerns expressed by the OFT or whether, in addressing these concerns, the Company will need to change its business processes or payday lending products in the United Kingdom in a manner that could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

Significant changes in foreign laws or regulations or a deterioration of the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.

Significant changes in foreign laws or regulations or a deterioration of the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could restrict the ability of the Company to sustain or expand its operations in these countries, which could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows and could impair the Company’s ability to continue operations in these countries. In addition, the failure of key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico, Australia, Canada or the United Kingdom.

In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates have been and likely will in the future be proposed from time to time. The Company also maintains business relationships with third-party service providers. The Company’s business in Mexico is also subject to other potential risks and uncertainties that are beyond the Company’s control, such as violence, social unrest, enforcement of property rights and public safety and security, which could restrict or eliminate the ability to operate some or all of its locations in Mexico or significantly reduce customer traffic or demand.

In addition, the Company offers consumer loans over the internet to customers in Australia, Canada and the United Kingdom. Australia and the United Kingdom have recently increased regulation of the Company’s industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers. In Australia the Company must comply with the responsible lending guidelines under the National Consumer Credit Protection Act (2010), which was amended in 2012. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans made by the Company. The Company has recently altered the product it offers in Australia. The Company is still assessing the impact that the changes will have on its business in Australia, but the Company expects the product offering will be less profitable. If the reduction in profitability is such that the Company’s product offering is not sustainable, it may need to exit Australia if the product cannot be further modified in a way that retains profitability in that country. See “The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers” and “The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products” above for recent UK regulatory activity.

An inability to disburse U.S. consumer loan proceeds or collect consumer loan payments through the Automated Clearing House system would materially adversely affect the Company’s consumer loan business.

When making consumer loans in the United States, the Company’s online consumer loan business uses the Automated Clearing House (“ACH”), system to deposit loan proceeds into its customers’ bank accounts, and both the Company’s online and storefront consumer loan businesses, including loans made through the CSO programs, depend on the ACH system to collect amounts due by withdrawing funds from its customers’ bank accounts when it has obtained written authorization to do so from the customer. The Company’s ACH transactions are processed by banks, and if these banks cease to provide ACH processing services, the Company would have to materially alter, or possibly discontinue, some or all of its consumer loan business if alternative ACH processors are not available.

It has been reported that recent actions by the U.S. Department of Justice (the “Justice Department”), the FDIC and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan (or payday loan) providers that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department has issued subpoenas to banks and payment processors and the FDIC and other regulators are said to be using bank oversight examinations to discourage banks from providing access to the ACH system to certain online lenders. In August 2013, the Department of Financial Services of the State of New York (the “NY DFS”), sent letters to approximately 35 online short-term consumer loan companies (that did not include the Company as it does not offer consumer loans in New York) demanding that they cease and desist offering illegal payday loans to New York consumers and also sent letters to over 100 banks, as well as the National Automated Clearing House Association (“NACHA”) (which oversees the ACH network), requesting that they work with the NY DFS to cut off ACH system access to New York customer accounts for illegal payday lenders. NACHA, in turn, has requested that its participants review origination activity for these 35 online short-term consumer loan companies and to advise NACHA whether it has terminated these lenders’ access to the ACH system or, if not, the basis for not doing so. NACHA also requested that participants review ACH origination activities related to other online loan companies and to terminate any ACH system access that would violate NACHA rules, which would include, according to NACHA, any authorizations to use the ACH system to pay illegal loans that are unenforceable under state law. Maryland’s Division of Financial Regulation has also been reported to have taken steps to stop banks in Maryland from processing illegal payday loans in its state, and the California Department of Business Oversight similarly directed state-licensed banks and credit unions to monitor transactions with any unlicensed lenders.

This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has the potential to cause banks and ACH payment processors to cease doing business with consumer lenders who are operating legally simply to avoid the risk of heightened scrutiny or even litigation. In addition, NACHA has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules that, if adopted, would be effective in March 2015 and would establish limitations on ACH return rates and impose fees on certain ACH returns. If these amendments are adopted in their current form, the Company’s access to the ACH system could be restricted, its ACH costs could increase and the Company could be required to make changes to its business practices.

There can be no assurance that the Company’s access to the ACH system will not be impaired as a result of this heightened scrutiny or the proposed NACHA rule amendments, and if this access is impaired, the Company’s consumer loan business could be materially adversely affected and the Company may find it difficult or impossible to continue some or all of its consumer loan business, which could have a material adverse effect on the Company’s business, prospects, and results of operations, financial condition and cash flows.

The Company’s e-commerce segment uses lead providers to assist it in obtaining new customers, and if its ability to use such lead providers is impaired, it could adversely affect the Company’s online lending business.

The Company’s e-commerce segment is dependent on third parties, referred to as lead generators or lead providers, as a source of new customers. Generally, lead providers operate, or work with affiliates who operate, separate websites to attract prospective customers and then sell those ‘‘leads’’ to online lenders. As a result, the success of the Company’s online consumer lending business depends substantially on the willingness and ability of lead providers to send it customer leads at acceptable prices. If regulatory oversight of lead providers is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, the Company’s ability to use lead providers could be restricted or eliminated. For example, during 2013 the State of California began requiring lead providers to be licensed under its existing laws that govern short-term consumer loans in that state. As a result, the Company has discontinued using lead providers to generate leads for short-term consumer loans in California. While this discontinuation did not have a material adverse effect on the Company, if other states adopt similar requirements, the Company’s ability to use lead providers in those states would also be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private consumer information between lead providers and lead buyers, such as the Company’s e-commerce segment.

Lead providers’ failure to comply with applicable laws or regulations, or the implementation of new laws or regulations or the interpretation of existing laws or regulations applicable to lead providers, could have an adverse effect on the Company’s online consumer lending business. Additionally, the use of lead providers could subject the Company to additional regulatory cost and expense. If the e-commerce segment’s ability to use lead generators were to be impaired, its business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

The use of personal data used in credit underwriting is highly regulated under federal laws and regulations.

The Fair Credit Reporting Act (the “FCRA”), and related laws and regulations concerning consumer reports have recently been under regulatory scrutiny, and certain related regulations or interpretations of the FTC were revised by the FTC. The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. The FCRA requires the Company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by the Company to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB is to have primary supervisory, regulatory and enforcement authority of FCRA issues, although the FTC will also retain its enforcement role regarding the FCRA but will share that role in many respects with the CFPB. It is not certain exactly how the CFPB will supervise and regulate consumer reporting agencies, some of whom the Company rely upon for underwriting data. The CFPB may take a different approach than the FTC, including with respect to regulation, enforcement and supervision. Changes in the regulation, enforcement or supervision of the FCRA may materially affect the Company’s business if new regulations or interpretations by the CFPB of the FTC require the Company to materially alter the manner in which the Company uses personal data in its credit underwriting. The oversight of the FCRA by either the CFPB or the FTC and any related investigation or enforcement activities may have a materially adverse impact on the Company’s business, including the Company’s operations, its mode and manner of conducting business and its financial results.

Negative public perception of the Company’s business, specifically its consumer loan business and its business practices, could cause demand for the Company’s products to significantly decrease.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. Such consumer advocacy groups and media reports generally focus on the Annual Percentage Rate to a consumer for this type of loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees charged by the Company and others in the industry attract media publicity about the industry and can be perceived as controversial by those who do not focus on the credit risk and high transaction costs of serving the Company’s customer segment. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for any or all of the consumer loan products offered by the Company could significantly decrease, which could materially affect the Company’s business, prospects, results of operations, financial condition and cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations applicable to short-term loans or other consumer loan products offered by the Company that could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows and could impair the Company’s ability to continue current operations.

In addition, the Company’s ability to attract and retain customers is highly dependent upon the external perceptions of its level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters— even if related to seemingly isolated incidents—could erode trust and confidence and damage the Company’s reputation among existing and potential customers, which could make it difficult for the Company to attract new customers and maintain existing ones and could significantly decrease the demand for the Company’s products.

Current and future litigation or regulatory proceedings could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company has been and is currently subject to lawsuits (including purported class actions) that could cause the Company to incur substantial expenditures, generate adverse publicity and could significantly impair the Company’s business, force the Company to cease doing business in one or more jurisdictions or cause it to cease offering one or more products. The Company is also likely to be subject to further litigation in the future. The consequences of an adverse ruling in or a settlement of any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular states. In October 2013, the Company entered into a Settlement Agreement to settle an outstanding class action lawsuit that had been ongoing since 2004. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration). See “Item 3. Legal Proceedings—Litigation” for additional information regarding this settlement.

Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if the

Company is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows and could impair the Company’s ability to continue current operations.

Adverse court interpretations of the laws and regulations under which the Company operates could require the Company to alter the products it offers or impair the Company’s ability to offer certain products.

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law. On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. Although this court decision is only legally binding in the Ninth District of Ohio, which includes four counties in northern Ohio where Cashland operates seven stores and where the Company has modified its short-term loan product in response to this decision, other Ohio courts may consider this decision.

The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these lawsuits have been stayed pending the outcome of the Supreme Court of Ohio’s decision. If such legal proceedings are determined adversely to the Company, it could result in material losses or require the Company to make refunds in connection with certain short-term loans made under the OMLA.

Adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of shielding the Company from class action liability. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings. The Company takes the position that the arbitration provisions in its consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation.

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In 2013, the CFPB released a preliminary report on consumer arbitration provisions and indicated further study was in process. Any rule adopted by the CFPB would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company’s earnings and financial position are subject to changes in the value of gold. A significant or sudden decline in the price of gold could materially affect the Company’s earnings.

A significant portion of the Company’s pawn loans are secured by gold jewelry, and the Company sells significant quantities of refined gold and gold jewelry acquired through forfeitures or purchased directly from customers. The Company’s pawn service charges, sales proceeds and ability to dispose of excess jewelry inventory at an acceptable margin depend on the value of gold. As demonstrated recently, there has been an increased volatility in the price of gold. For example, gold prices have declined meaningfully since 2012, resulting in compressed profit margins on commercial sales and lower overall gross profit. In addition, the recent decline resulted in decreases in commercial merchandise sales, in inventory valuations, in the value of collateral securing outstanding pawn loans, and in the balance of pawn loans secured by gold jewelry. An additional significant decline in the value of gold could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

The failure of third parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s consumer loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs, to make loans to customers and other third parties to provide services to facilitate lending, loan underwriting and payment processing in both the storefront and online lending consumer loan channels. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenue and earnings of its consumer loan business. The Company’s revenue and earnings from its consumer loan business could also be adversely affected if any of those third-party providers make material changes to products or services that the Company relies on. The Company offers other services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its products or services, makes material changes to such products and services or does not maintain its quality and consistency or fails to have the ability to provide its products and services, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations. Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company’s business depends on the uninterrupted operation of the Company’s systems and business functions, including its information technology and other business systems.

The Company’s business, particularly its e-commerce lending business, is highly dependent upon the Company’s employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities, and processing and making consumer loans. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s internet operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair the Company’s ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process internet consumer loans, perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

A decreased demand for the Company’s products and specialty financial services and the Company’s failure to adapt to such decrease could result in a loss of revenue and could have a material adverse effect on the Company.

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations or introduces new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan operations of the Company and the products it offers. Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

If the Company’s allowance for losses and liability for estimated losses on third-party lender-owned consumer loans are not adequate to absorb losses or if the Company does not successfully manage its credit risk for unsecured consumer loans, the Company’s business, results of operations and financial condition may be adversely affected.

As more fully described under “Item 8. Financial Statements and Supplementary Data—Note 5,” the Company utilizes a variety of underwriting criteria, monitors the performance of its consumer loan portfolios and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $87.9 million at December 31, 2013, and the liability for estimated losses on third-party lender-owned consumer loans was $3.1 million at December 31, 2013. These reserves are estimates, and if actual loan losses are materially greater than the Company’s reserves, the Company’s results of operations and financial condition could be adversely affected. In addition, if the Company does not successfully manage credit risk for its unsecured consumer loans through its loan underwriting, it could incur substantial credit losses due to customers being unable to repay their loans. Any failure to manage credit risk could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

There can be no assurance that the Company will be able to operate at an acceptable level of profitability in Mexico following the reorganization of its Mexico-based pawn operations.

During the third and fourth quarters of 2012, the Company substantially completed the reorganization of its Mexico-based pawn operations that comprise the foreign component of the Company’s retail services segment so that they now include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral (the “Mexico Reorganization”). The Company recognized $28.9 million of charges related to the Mexico Reorganization during the year ended December 31, 2012. The Company is operating 47 full-service pawn locations in Mexico as of December 31, 2013. There is no assurance that these remaining full-service pawn locations will be able to operate in Mexico at an acceptable level of profitability. If these remaining pawn locations have to be closed in the future, the Company will incur additional charges, which could adversely affect the Company’s results of operations in the period when it takes such charges.

The Company is subject to impairment risk.

At December 31, 2013, the Company had goodwill totaling $705.6 million, consisting of $495.2 million related to the retail services segment and $210.4 million related to the e-commerce segment, on its consolidated balance sheets, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. In addition, at December 31, 2013, the Company had intangible assets, net of accumulated amortization, of $52.3 million, consisting of $52.3 million which related to its retail services segment. Accounting for goodwill and intangible assets requires significant management estimates and judgment. Events may occur in the future and the Company may not realize the value of its goodwill or intangible assets. Management performs periodic reviews of the carrying values of its goodwill and intangible assets to determine whether events and circumstances indicate that impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect the Company’s results of operations and could also lead to the Company’s inability to comply with certain covenants in the Company’s financing documents, which could cause a default under those agreements.

Certain tax positions taken by the Company require the judgment of management and could be challenged by the Internal Revenue Service.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25, Income Taxes. For example, in connection with the liquidation of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), the Company will include a deduction on its 2013 federal income tax return for the Company’s tax basis in the stock of Creazione and has recognized a tax benefit of approximately $33.2 million as a result of the deduction. Management believes that the Company meets the requirements for this deduction and that it should be treated as an ordinary loss, which has reduced the Company’s cash taxes paid in 2013. The Company has obtained a Private Letter Ruling from the Internal Revenue Service (the “IRS”), with respect to one of the various factors that the Company considered in making this determination. Because there are a number of factors that must be considered in making this determination, some of which were not specifically addressed in the Private Letter Ruling, the IRS could challenge the availability and/or characterization of the loss. If the deduction is ultimately denied or is determined to be a capital loss by the IRS, the Company may be required to reverse the previously recognized tax benefit and may be required to make additional income tax payments, which could materially adversely affect the Company’s results of operations and cash flows.

The Company is subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and other anticorruption laws, and the Company’s failure to comply therewith could result in penalties that could harm its reputation and have a material adverse effect on its business, prospects, results of operations, financial condition and cash flows.

The Company is subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although the Company has policies and procedures designed to ensure that the Company, its employees, agents and intermediaries comply with the FCPA and other anticorruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents and intermediaries with respect to its business or any businesses that it may acquire. In the event that the Company believes, or has reason to believe, that its employees, agents or intermediaries have or may have violated applicable anti-corruption laws, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the United States could increase the risk of such violations in the future. If the Company is not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on the Company’s business, results of operations and financial condition. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, prospects, results of operations, financial condition and cash flows.

The Company is also subject to other anti-corruption laws, such as the U.K. Bribery Act 2010 (the “Bribery Act”). The Bribery Act prohibits bribery of public officials, and it also makes failing to prevent bribery by relevant commercial organizations a criminal offense. This offense applies when any person associated with the organization offers or accepts bribes anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act is applicable to businesses that operate in the United Kingdom such as the Company. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. As with the FCPA, if the Company is not in compliance with the Bribery Act as well as similar laws that are applicable to the Company’s business in the United Kingdom or in other countries where the Company does business, or in the future may do business, it may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on the Company’s business, results of operations and financial condition.

Increased competition from banks, savings and loans, other consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company has many competitors. Its principal competitors are other pawnshops, consumer loan companies, CSOs, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenue and earnings in these categories.

The Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, Internet retailers and internet auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. In addition, competitors of the Company’s e-commerce consumer loan business may operate, or begin to operate, under business models less focused on legal and regulatory compliance, which could put the Company at a competitive disadvantage. The Company cannot assure that it will be able to compete successfully against any or all of its current or future competitors. As a result, the Company could lose market share and its revenue could decline, thereby affecting the Company’s ability to generate sufficient cash flow to service its indebtedness and fund the Company’s operations.

Any such changes in the Company’s competition could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company’s success is dependent, in part, upon its executive officers, and if the Company is not able to attract and retain qualified executive officers, the Company’s business could be materially adversely affected.

The Company’s success depends, in part, on its executive officers, which is comprised of a relatively small group of individuals. Many members of the senior management team have significant industry experience, and the Company believes that its senior management would be difficult to replace, if necessary. Because the market for qualified individuals is highly competitive, the Company may not be able to attract and retain qualified executive officers or candidates. In addition, increasing regulations and negative publicity on the consumer financial services industry could affect the Company’s ability to attract and retain qualified executive officers. If the Company is unable to attract or retain qualified executive officers, it could materially adversely affect the Company’s business.

Future acquisitions and/or the failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.

The Company has historically grown through strategic acquisitions, and a key component of the Company’s future strategy is to continue to pursue attractive acquisition opportunities in order to expand its product and service offerings and markets and grow its business in response to changing customer demands, regulatory environments, technologies and competitive pressures. In some circumstances, the Company may expand its offerings through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and the Company may not be able to successfully complete identified acquisitions. Furthermore, even if the Company successfully completes an acquisition, it may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the business that it acquires, particularly if key personnel of an acquired company decide not to work for the Company. In addition, the Company may issue equity securities to complete an acquisition, which would dilute its shareholders’ ownership and could adversely affect the price of the Company’s common stock. Acquisitions may also involve the entry into geographic or business markets in which the Company has little or no prior experience or may expose the Company to additional material liabilities. In addition, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment. Consequently, the Company may not achieve anticipated benefits of the acquisitions, which could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company’s expansion strategy is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units.

The Company’s expansion strategy for its retail services segment includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified store management personnel, the ability to access capital, the ability to obtain required government permits and licenses, the prevailing laws and regulatory environment of each state or jurisdiction in which the Company operates or seeks to operate, which are subject to change at any time, the degree of competition in new markets and its effect on the Company’s ability to attract new customers and the ability to adapt the Company’s infrastructure and systems to accommodate its growth. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations, financial condition and cash flows.

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

A sustained deterioration in the economy could cause deterioration in the performance of the Company’s pawn loan or consumer loan portfolios and in consumer demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. An economic slowdown could result in a decreased number of consumer loans being made to customers due to higher unemployment or an increase in loan defaults in the Company’s consumer loan products. During an economic slowdown, the Company could be required to tighten its underwriting standards, which would likely reduce consumer loan balances, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand for and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.

An inability to access the debt capital markets or obtain financing could reduce available capital.

In the past, the Company has accessed the debt capital markets or utilized its line of credit with banks to obtain capital, to finance growth and to refinance existing debt obligations. Efficient access to this capital is critical to the Company’s ongoing financial success; however, the Company’s future access to debt capital could become restricted due to a variety of factors, such as a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a disruption or deterioration in the state of the capital markets or a negative bias toward the Company’s industry. Banks and other credit providers could restrict available lines of credit and require higher pricing upon renewal of the Company’s existing line of credit. The Company’s ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect the Company’s efforts to arrange additional financing on terms that are satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to grow its business, make future investments, take advantage of potential acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect the Company’s ability to advance its strategic plans. Additionally, if the capital and credit markets experience volatility and the availability of funds is limited, third parties with whom the Company does business may incur increased costs or business disruption and this could adversely affect the Company’s business relationships with such third parties. If the Company is unable to obtain financing it could have a material adverse effect on its business, prospects, results of operations, financial condition and cash flows.

Some of the Company’s debt agreements contain financial covenants and other restrictions that may limit the Company’s ability to operate its business.

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

Some of the Company’s debt agreements also require the Company to maintain certain financial ratios. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement. Any such default could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows and could impair the Company’s ability to continue current operations. See “Item 8. Financial Statements and Supplementary Data—Note 12” for additional information concerning the Company’s debt agreements.

Failure to satisfy the Company’s debt obligations could have a material adverse effect on the Company’s business.

As of December 31, 2013, the Company had $740.0 million total debt outstanding, including the Company’s line of credit, senior unsecured notes and convertible notes as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 11.” If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows and could impair the Company’s ability to continue current operations.

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

The Company’s business involves the storage and transmission of customers’ proprietary information, and security breaches could expose the Company to a risk of loss or misuse of this information, litigation, and potential liability. The Company’s e-commerce segment is entirely dependent on the secure operation of its websites and systems as well as the operation of the internet generally. While the Company has incurred no material cyber attacks to date, a number of other companies have disclosed cyber attacks and security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company’s security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its customer’s proprietary information, cause interruption in the Company’s operations, damage its computers or those of its customers, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. In addition, most of the Company’s customers provide personal information, including bank account information when applying for consumer loans. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of the Company or by persons with whom it has commercial relationships that result in the unauthorized release of its customers’ personal information, could damage the Company’s reputation and expose it to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and the Company’s business and could result in a loss of customers, suppliers or revenue.

Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company’s operations could be subject to natural disasters and other business disruptions, which could adversely impact its future revenue and financial condition and increase its costs and expenses.

The Company’s services, operations and pawnshops from which it provides products and services are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s ability to conduct business, including causing damage to merchandise or collateral that it holds in any of its retail services locations, and the Company’s insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, civil unrest or violence could cause disruptions to the Company’s business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers or reduced demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. Any of these occurrences could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company may incur property, casualty or other losses not covered by insurance.

The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that it obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

The Company’s reported results require the judgment of management, and the Company could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, the Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require the Company to change its financial reporting, the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.

Adverse real estate market fluctuations could affect the Company’s profitability.

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

The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	variations in results of operations;
•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s consumer loan operations;
•	fluctuations in commodity prices;
•	general trends in the industry;
•	market conditions;
•	analysts’ estimates; and
•	perceptions of and other events related to the pawn or consumer loan industry.

The market price for the Company’s common stock has varied between a high of $54.12 on March 8, 2013 and a low of $35.30 on December 5, 2013 in the twelve-month period ended December 31, 2013. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The Company may, in the future, issue its previously authorized and unissued shares of common stock, including the potential issuance of shares of common stock upon conversion of its 2029 Convertible Notes due 2029 (as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 11”), resulting in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 18, 2014, the Company had 28,119,630 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal locations are as follows:

•	A corporate headquarters building that is owned by the Company and used for both the retail services segment and e-commerce segment;
•	Corporate locations leased for the Company’s retail services segment in Fort Worth, Texas, Cincinnati, Ohio and Mexico City, Mexico;
•	Corporate locations leased for the Company’s e-commerce segment in Chicago, Illinois and Gurnee, Illinois; and
•	Multiple retail services locations used by the Company’s retail services segment set forth in the table below, 12 of which are owned by the Company.

	Retail Services Segment Locations(a)	E-Commerce Segment(b)
United States:
Alabama	9	Y
Alaska	6	Y
Arizona	36	-
California	23	Y
Colorado	5	-
Delaware	-	Y
Florida	76	Y
Georgia	48	-
Hawaii	-	Y
Idaho	-	Y
Illinois	26	Y
Indiana	37	-
Kansas	-	Y
Kentucky	21	-
Louisiana	24	Y
Maine	-	Y
Maryland	-	Y
Michigan	10	Y
Minnesota	-	Y
Mississippi	-	Y
Missouri	17	Y
Nevada	28	Y
New Mexico	-	Y
North Carolina	20	-
North Dakota	-	Y
Ohio	120	Y
Oklahoma	15	Y
Oregon	-	Y
Rhode Island	-	Y
South Carolina	6	Y
South Dakota	-	Y
Tennessee	41	Y
Texas	260	Y
Utah	7	Y
Virginia	-	Y

	Retail Services Segment Locations(a)	E-Commerce Segment(b)
United States (continued):
Washington	34	Y
Wisconsin	-	Y
Wyoming	-	Y
Total U.S.	869	-
Number of U.S. states	22	32
United Kingdom	-	Y
Australia	-	Y
Canada	-	Y
Mexico	47	-
Total Foreign	47	-
Number of Foreign Countries	1	3
Total Company	916	35
(a)	Includes retail services locations that served the Company’s retail services segment as of December 31, 2013.
(b)	Includes the states in the United States and other foreign countries where the Company’s e-commerce segment offered consumer loans over the internet as of December 31, 2013.

The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its retail services locations throughout the year.

All properties leased by the Company are leased under non-cancelable operating leases with initial lease periods of one to 22 years that serve its retail services segment. The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data—Note 13.”

ITEM 3.	LEGAL PROCEEDINGS

Litigation

2013 Litigation Settlement

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan (the Company’s chief executive officer), and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. First National Bank of Brookings, South Dakota (“FNB”), and Community State Bank of Milbank, South Dakota (“CSB”), for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit.

This case was scheduled to go to trial in November 2013, but on October 9, 2013, the parties agreed to a memorandum of understanding (the “Settlement Memorandum”). Pursuant to the Settlement Memorandum, the parties filed a joint motion containing the full terms of the settlement (the “Settlement Agreement”) with the trial court for approval on October 24, 2013, and the trial court preliminarily approved the Settlement Agreement on November 4, 2013. On January 16, 2014, the trial court issued its final approval of the settlement and entered the Final Order and Judgment. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

In accordance with Financial Accounting Standards Codification Accounting Standards Codification (“ASC”) 450, Contingencies, the Company recognized a liability in 2013 in the amount of $18.0 million. The liability was recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets and “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2013. In February 2014, the amount to be paid in connection with the Class Claims and Costs was substantially finalized, and the amount is not materially different than the liability accrued by the Company at December 31, 2013. The Class Claims and Costs will be paid during the first quarter of 2014.

Ohio Litigation

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

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

The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these four lawsuits has been stayed pending the outcome of the Supreme Court of Ohio’s decision. The Company is currently unable to estimate a range of reasonably possible losses in connection with these lawsuits, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for these litigation matters. The Company believes that the Plaintiffs’ claims in these suits are without merit and will vigorously defend these lawsuits.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Consumer Financial Protection Bureau

On November 20, 2013, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (the “CFPB”) pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million, which is non-deductible for tax purposes. The Company also agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s voluntary program that was announced in December 2012 to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. As of December 31, 2013, the Company had refunded approximately $6.4 million in connection with this program.

The Consent Order relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the improper preparation of certain court documents in connection with collections lawsuits initiated by the Company in Ohio, which were previously disclosed by the Company and for which the Company implemented the Ohio Reimbursement Program; the making of a limited number of loans to consumers who may have been members of the military at the time of the loan at rates in excess of the military annual percentage rate permitted by the federal Military Lending Act due in part to system errors, and for which the Company has made refunds of approximately $33,500; and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing its compliance management programs and implementing additional procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. For further discussion of the CFPB see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 512 shareholders of record (not including individual participants in security listings) as of February 18, 2014. The high and low sales prices of common stock as quoted on the New York Stock Exchange and cash dividends declared per share during 2013 and 2012 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$54.12	$53.04	$49.11	$46.36
Low	39.54	42.23	39.73	35.30

Cash dividend declared per share	0.035	0.035	0.035	0.035

2012
High	$49.42	$48.69	$46.06	$40.92
Low	40.02	40.35	34.85	34.21

Cash dividend declared per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

(c) Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	10,608	$47.81	10,000	2,490,000
February 1 to February 28	302,147	49.22	270,000	2,220,000
March 1 to March 31	155,000	51.54	155,000	2,065,000
April 1 to April 30	20,000	52.40	20,000	2,045,000
May 1 to May 31	185,023	46.49	185,000	1,860,000
June 1 to June 30	206,700	47.97	206,700	1,653,300
July 1 to July 31	-	-	-	1,653,300
August 1 to August 31	60,770	42.01	60,000	1,593,300
September 1 to September 30	-	-	-	1,593,300
October 1 to October 31	-	-	-	1,593,300
November 1 to November 30	29	37.89	-	1,593,300
December 1 to December 31	60,000	36.36	60,000	1,533,300
Total	1,000,277	$47.66	966,700

(a)

Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608, 32,126 and 745 shares for the months of January, February and August, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 21, 23, 25 and 29 shares for the months of February, May, August and November, respectively.

(b)

On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization canceled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data (a)(b)(c)
Total revenue	$1,797,226	$1,800,430	$1,583,064	$1,337,050	$1,149,125
Income from operations	211,783	215,915	244,342	207,132	175,652
Income before income taxes	173,590	186,320	217,526	184,513	154,716
Net income attributable to Cash America International, Inc.	142,528	107,470	135,963	115,538	96,678
Net income per share:
Basic	$4.97	$3.64	$4.59	$3.90	$3.26
Diluted	$4.66	$3.42	$4.25	$3.67	$3.17
Dividends declared per share	$0.14	$0.14	$0.14	$0.14	$0.14
Weighted average shares:
Basic	28,657	29,514	29,602	29,640	29,639
Diluted	30,613	31,452	31,991	31,521	30,503
Balance Sheet Data at End of Year
Pawn loans	$261,148	$244,640	$253,519	$217,402	$188,285
Consumer loans, net (d)	358,841	289,418	222,778	139,377	108,789
Merchandise held for disposition, net	208,899	167,409	161,884	130,956	116,593
Working capital	862,067	710,566	644,891	491,298	414,450
Total assets	2,081,741	1,818,258	1,674,249	1,427,186	1,269,655
Long-term debt	739,989	578,330	537,291	456,704	429,183
Total equity	1,082,423	990,620	907,590	802,731	683,199

Ratio Data at End of Year
Current ratio	5.8 x	4.8 x	4.8 x	4.8 x	4.1 x
Debt to equity ratio	68.4%	58.4%	59.2%	56.9%	62.8%

(a)	See “Item 8. Financial Statements and Supplementary Data—Note 3” for discussion of the Company’s acquisitions in 2011, 2012 and 2013.
(b)

In 2009 and 2010, the Company provided micro line of credit (“MLOC”) services in the United States, whereby advances were processed on behalf of, and participation interests in MLOC receivables were purchased from, a third-party lender. The Company’s MLOC services generated earnings through loan processing services as well as from fees generated from the participation interests it acquired in MLOC advances made to the third-party lender’s customers. The Company stopped providing MLOC services on behalf of the third-party lender in October 2010 when the third-party lender discontinued offering MLOC advances.

(c)

See “Item 7. Management’s Discussion and Analysis—Results of Continuing Operations—Adjusted Earnings Measures and “—Adjusted EBITDA” for additional information about certain 2012 and 2013 income and expense items that affected the Company’s consolidated income from operations, income before income taxes, net income and net income per share attributable to Cash America International, Inc.

(d)	Excludes loans originated by third-party lenders through the CSO programs. See “Item 8. Financial Statements and Supplementary Data—Notes 2 and 5” for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals through retail services locations and e-commerce activities.

The Company offers secured non-recourse loans, commonly referred to as pawn loans, in many of its retail services locations in the United States and Mexico. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans written by the Company and auto equity loans, which are secured by a customer’s vehicle. These secured installment loans may be written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada.

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

In addition, the Company provides check cashing and other ancillary products and services through many of its retail services locations and through its franchised check cashing centers. The ancillary products and services are described below.

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary products and services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. The e-commerce segment also includes administrative expenses that are specific to this segment’s operations and are supplemental to the Company’s administrative functions classified as corporate operations.

Corporate operations primarily include corporate expenses, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending information systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, assets related to nonqualified deferred compensation plans, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2013, 2012 and 2011. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, some recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn.” The Company’s foreign retail services locations operate under the name “Cash America casa de empeño”.

	As of December 31,
	2013			2012			2011
	Domestic(a)	Foreign	Total	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	582	-	582	581	-	581	572	-	572
Pawn lending only	247	47	294	167	47	214	126	190	316
Consumer lending only	40	-	40	83	-	83	86	-	86
Other (c)	90	-	90	91	-	91	110	-	110
Total retail services	959	47	1,006	922	47	969	894	190	1,084

(a)

Except as described in (c) below, includes locations that operated in 22 states in the United States as of December 31, 2013 and 2012 and 23 states as of December 31, 2011. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)	Includes one unconsolidated franchised location that operated under the name “Cash America Pawn” as of December 31, 2011.
(c)

As of December 31, 2011, includes six consolidated Company-owned check cashing locations. As of December 31, 2013, 2012 and 2011, includes 90, 91 and 104 unconsolidated franchised check cashing locations, respectively, that operated in 14, 15 and 18 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2013, 2012 and 2011, the Company’s e-commerce segment operated in 32 states in the United States and in three foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
•	in the United Kingdom at http://www.quickquid.co.uk, http://www.quickquidflexcredit.co.uk, and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Recent Developments

Due to the significant developments that occurred in both years, recent developments for the years ended December 31, 2013 and 2012 are described below.

2013 Business Developments

Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. The aggregate purchase price for the acquisition was approximately $61.1 million, all of which was paid as of December 31, 2013, except for a $0.5 million holdback payment. The acquisition price was paid in cash and funded through borrowings under the Company’s line of credit. The Company incurred approximately $0.6 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill of $35.2 million related to this acquisition are included in the results of the Company’s retail services segment.

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed. The activities and goodwill of $62.3 million related to this acquisition are included in the results of the Company’s retail services segment.

Income Taxes

In January 2013, the Company’s Mexico-based pawn operations that were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), and operated under the name Prenda Fácil, were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” As of December 31, 2013, Creazione’s assets had been liquidated and it had entered into formal liquidation proceedings. In connection with the liquidation of Creazione, the Company will include a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized an income tax benefit of $33.2 million as a result of the deduction (the “Creazione Deduction”). The Company believes that it meets the requirements for this deduction and that it should be treated as an ordinary loss, which has reduced the Company’s cash taxes paid in 2013. The Company has obtained a Private Letter Ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the three months ended March 31, 2013, the Company recorded an additional income tax benefit of $23.9 million associated with its remaining tax basis in the stock of Creazione, released the valuation allowance recorded in 2012 of $9.3 million and recorded a $33.2 million liability for uncertain tax benefits. Following the receipt of a favorable Private Letter Ruling from the Internal Revenue Service in September of 2013, the Company released the $33.2 million liability for uncertain tax benefits during the three months ended September 30, 2013, reducing the provision for income taxes during that period.

Closure of Short-term Consumer Loan Retail Services Locations in Texas

Since 2011, restrictive City ordinances that have been passed have had the effect of reducing the profitability and the volume of short-term consumer loans the Company offers to customers in Texas, and the Company has experienced a related decline in consumer loans in many of the Company’s Texas retail services locations that offer this product as their primary source of revenue. As a result, the Company decided to close a total of 36 of these retail services locations (the “Texas Consumer Loan Store Closures”). The Texas Consumer Loan Store Closures were completed as of December 31, 2013. The Company incurred charges of approximately $1.4 million for the year ended December 31, 2013 in connection with these closures.

Regulatory, Litigation and Other Developments

Consumer Financial Protection Bureau

On November 20, 2013, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (the “CFPB”) pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million (the “Regulatory Penalty”), which is non-deductible for tax purposes. The Company also agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s previously announced voluntary program to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. As of December 31, 2013, the Company had refunded approximately $6.4 million in connection with this program.

The Consent Order relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the improper preparation of certain court documents in connection with collections lawsuits initiated by the Company in Ohio, which were previously disclosed by the Company and for which the Company implemented the Ohio Reimbursement Program; the making of a limited number of loans to consumers who may have been members of the military at the time of the loan at rates in excess of the military annual percentage rate permitted by the federal Military Lending Act due in part to system errors, and for which the Company has made refunds of approximately $33,500; and for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing its compliance management programs and implementing additional procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. For further discussion of the CFPB, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced the Ohio Reimbursement Program (as described above). As of December 31, 2012, the Company estimated the cost of the Ohio Reimbursement Program and related expenses to be approximately $13.4 million before taxes and recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012. During the year ended December 31, 2013, the Company reimbursed approximately $6.4 million to customers and incurred $1.7 million of related expenses in connection with this program. In addition, the Company decreased its remaining liability related to the Ohio Reimbursement Program during the year ended December 31, 2013 by $5.0 million after the assessment of the claims made to date and related matters (the “Ohio Adjustment”). As of December 31, 2013, the Company’s remaining accrual for the Ohio Reimbursement Program was $0.3 million.

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

In October 2013 the FCA issued a consultation paper that proposed certain changes to the current requirements for lenders of unsecured credit in the UK such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise and proposing the power to ban advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. On February 28, 2014, the FCA published the Consumer Credit Sourcebook (the “CONC”) within the FCA Handbook that contains the final regulations that will cover the conduct requirements for lenders of unsecured credit in the UK such as the Company. The Company is conducting a review and assessment of the newly published final regulations set forth in the CONC to evaluate and determine the potential impact of the final regulations included in the CONC and what effect such regulations may have on its business, prospects, results of operations and financial condition. If the final FCA regulations included in the CONC are consistent with the proposed rules, the Company will be required to make adjustments to some of its business practices, including its collections processes, which could possibly result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve.

In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans by January 2, 2015 and could result in fee, cost of credit or other restrictions being adopted by the FCA. The Company is still assessing the potential impact of these proposed changes and what effect such changes may have on its business, prospects, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors—The United Kingdom has recently increased regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers” and “The OFT is reviewing the payday lending sector in the United Kingdom, including the Company, which could result in changes to the Company’s business processes or payday lending products” for additional information regarding regulation in the United Kingdom.

2013 Litigation Settlement

In October 2013, the Company entered into a Settlement Agreement, which received final court approval in January 2014, to settle an outstanding class action lawsuit that has been ongoing since 2004. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, Contingencies, the Company recognized a liability during the year ended December 31, 2013 in the amount of $18.0 million. In February 2014, the amount to be paid in connection with the Class Claims and Costs was substantially finalized, and the amount is not materially different than the liability accrued by the Company at December 31, 2013. The Class Claims and Costs will be paid during the first quarter of 2014. This settlement is collectively referred to as the “2013 Litigation Settlement.” See “Item 3. Legal Proceedings—Litigation” for additional information regarding this lawsuit.

Ohio Court Decision

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

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

The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these four lawsuits has been stayed pending the outcome of the Supreme Court of Ohio’s decision. The Company is currently unable to estimate a range of reasonably possible losses in connection with these lawsuits, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for these litigation matters. The Company believes that the Plaintiffs’ claims in these suits are without merit and will vigorously defend these lawsuits.

2012 Business Developments

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona

In October 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.6 million. The activities and goodwill of $7.7 million related to this acquisition are included in the results of the Company’s retail services segment.

Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee

In September 2012, the Company entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. The Company assumed the economic benefits of all of these pawnshops by operating them under management agreements that commenced on September 27, 2012 and the final closing occurred on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million The Company incurred an immaterial amount of acquisition costs related to the acquisition. The activities and goodwill of $31.5 million related to this acquisition are included in the results of the Company’s retail services segment.

Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and discontinued the operations of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization was substantially completed as of December 31, 2012. As of December 31, 2012 and 2013, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

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

Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International Inc. (“Enova”) filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, Enova filed an Application for Withdrawal of Registration Statement with the SEC to withdraw the proposed IPO and the Registration Statement, together with all exhibits and amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement. During the year ended December 31, 2012, expenses that were previously capitalized totaling $3.9 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expenses” in the consolidated statements of income.

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

At the end of the current year and based on the revenue recognition method described above, the Company had accrued $53.4 million of pawn loan fees and service charges receivable. Assuming the year-end accrual of pawn loan fees and service charges revenue was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by $5.3 million in 2013 and net income attributable to the Company would decrease or increase by $3.3 million, net of taxes. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional pawn loan fees and service charges revenue.

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Revenue Recognition

The Company recognizes consumer loan fees based on the loan products it offers. “Consumer loan fees” in the consolidated statements of income include: interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company writes, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. For line of credit accounts, interest is recognized during the period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets. CSO fees are recognized on an effective yield basis over the term of the loan.

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

Where permitted by law and as long as a loan is not considered delinquent, a customer may choose to renew a short-term loan or installment loan or extend the due date on a short-term loan. In order to renew or extend a short-term loan, a customer must agree to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In some instances, customers agree to repay a new short-term loan in two or three payments, and in these cases the Company considers the obligation to make the first payment a new loan and the obligation to make the second and third payments renewals or extensions of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed or extended. In order to renew an installment loan, the customer enters into a new installment loan contract and agrees to pay the principal balance and finance charge in accordance with the terms of the new loan contract. If a short-term loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent. References throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to renewed consumer loans include both renewals and extensions made by customers to their existing loans as discussed above.

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. All payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

As of December 31, 2013, the allowance for losses on consumer loans was $87.9 million and the liability for estimated losses on third-party lender-owned consumer loans guaranteed by the Company was $3.1 million, in aggregate representing 18.0% of the combined consumer loan portfolio.

For the year ended December 31, 2013, the consumer loan loss provision was $351.3 million. If the loss provision increased or decreased by 10%, or $35.1 million, from 2013 levels (approximately of 1.0% change in the percentage of gross combined consumer loans written and renewed in 2013), net income attributable to the Company would likewise decrease or increase by $22.1 million, net of taxes, for 2013, assuming the same volume of consumer loans written and renewed in 2013.

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying forfeited pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. Because the Company’s pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness with outside third parties, but instead bases its lending decision on an evaluation of the pledged personal property and the borrower’s transaction history with the Company. The amount financed is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s proprietary automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs physical counts of its merchandise in each location during the year and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value for each reporting unit exceeded carrying value, and, as a result, no impairment existed at that date.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with FASB Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

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

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323, Investments—Equity Method and Joint Ventures, and ASC 325, Investments—Other—Cost Method Investments, respectively. The Company’s marketable securities, except for marketable securities related to certain of the Company’s nonqualified deferred compensation plans, which are described below, are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. The Company sold certain marketable securities it held during the year ended December 31, 2013. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable and non-marketable equity securities are held in “Prepaid expenses and other assets” in the consolidated balance sheets.

The Company also holds marketable securities related to its nonqualified deferred compensation plans for certain employees. See “Item 8. Financial Statements and Supplementary Data—Note 15” for a description of these plans. The securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expenses” in the consolidated statements of income. These marketable securities are recorded at fair value and have an offsetting liability of equal amount. The assets related to the nonqualified deferred compensation plans are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

As of December 31, 2013 and 2012 the valuation allowance against the Company’s gross deferred tax assets was $13.8 million and $21.8 million, respectively. In 2013, the Company released a $9.3 million valuation allowance related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione and recorded an additional $1.3 million valuation allowance related to deferred tax assets at its Mexico subsidiaries.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”). ASC 740 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data—Note 2” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the year ended December 31, 2013 (“2013”) are summarized below.

—	Consolidated total revenue remained relatively flat at $1.80 billion for 2013 compared to the year ended December 31, 2012 (“2012”).

—	Consolidated net revenue increased $29.4 million, or 2.9%, to $1.04 billion, in 2013 compared to $1.01 billion in 2012, strengthened mainly from higher net revenue from consumer loans.

—

Consumer loan fees, net of consumer loan loss provision, increased 13.3%, or $61.7 million, for 2013 compared to 2012. The increase was mainly due to higher consumer loan balances, which is attributable to the success of the expansion of the Company’s line of credit accounts and installment loan products. In addition, the Company benefitted from an improvement in loan loss experience, resulting in an increase in net revenue from consumer loans.

—

Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, decreased 5.7%, or $29.9 million, for 2013 compared to 2012. The decrease in pawn related net revenue was primarily due to a reduction in proceeds from the disposition of gold through commercial sales and, to a lesser extent, a decrease in net revenue from the Company’s foreign pawn operations due to the Mexico Reorganization in 2012.

—

Consolidated income from operations was $211.8 million in 2013, compared to $215.9 million in 2012. The decrease in income from operations includes the effect of certain income and expense items in both periods as discussed further below:

—

Consolidated income from operations for 2013 includes certain income and expense items of $19.4 million, consisting of expenses of $1.4 million for the Texas Consumer Loan Store Closures, $5.0 million for the Regulatory Penalty and $18.0 million for the 2013 Litigation Settlement, offset by income of $5.0 million related to the Ohio Adjustment. Excluding these items, non-GAAP adjusted income from operations would have been $231.2 million in 2013.

—

Consolidated income from operations for 2012 includes certain expense items of $39.0 million, consisting of $3.9 million related to the withdrawn proposed Enova IPO, $21.7 million related to the Mexico Reorganization and $13.4 million related to the Ohio Reimbursement Program. Excluding these items, non-GAAP adjusted income from operations would have been $254.9 million in 2012.

—

Consolidated net income was $142.5 million in 2013 compared to $107.5 million in 2012. Consolidated diluted net income per share was $4.66 in 2013 compared to $3.42 in 2012. The increases in net income and diluted net income per share include certain income and expense items in both periods as discussed further below:

—

Consolidated net income for 2013 includes certain income and expense items totaling income of $18.8 million, net of tax and noncontrolling interests. These items consist of charges, net of tax, of $0.9 million related to the Texas Consumer Loan Store Closures, $0.4 million related to extinguishment on a portion of the Company’s convertible senior notes (the “Debt Extinguishment”), $5.0 million related to the Regulatory Penalty and $11.3 million related to the 2013 Litigation Settlement. These charges were offset by a $33.2 million tax benefit related to the Creazione Deduction and a $3.2 million, net of tax, benefit related to the Ohio Adjustment. Excluding these items, non-GAAP adjusted net income would have been $123.7 million in 2013 and non-GAAP adjusted diluted net income per share would have been $4.04. See “Overview—Non-GAAP Disclosures—Adjusted Earning Measures” for further discussion.

—

Consolidated net income for 2012 includes certain expense items of $36.2 million, net of tax and noncontrolling interests, consisting of $2.4 million related to the withdrawal of the proposed Enova IPO, $25.4 million related to the Mexico Reorganization and $8.4 million related to the Ohio Reimbursement Program. Excluding these items, non-GAAP adjusted net income would have been $143.7 million in 2012 and consolidated diluted net income per share for 2012 would have been $4.57. See “Overview—Non-GAAP Disclosures—Adjusted Earning Measures” for further discussion.

Management believes that the adjustments shown noted above for 2013 and 2012, such as the Texas Consumer Loan Store Closures, the Debt Extinguishment, the Regulatory Penalty, the charges related to the 2013 Litigation Settlement, the Creazione Deduction, the withdrawal of the proposed Enova IPO, the Mexico Reorganization, the Ohio Adjustment and the Ohio Reimbursement Program are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of these income and expense items.

See “Recent Developments” section above for additional information regarding the income and expense items noted above during 2013 and 2012.

OVERVIEW

Consolidated Net Revenue

Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the years ended December 31, 2013, 2012 and 2011 by segment and for corporate operations on a consolidated basis (dollars in thousands):

	Year Ended December 31, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$311,799	53.3%	$-	-%	$-	-%	$311,799	30.1%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	184,826	31.6%	-	-%	-	-%	184,826	17.9%
Pawn related	$496,625	84.9%	$-	-%	$-	-%	$496,625	48.0%
Consumer loan fees, net of loss provision	$79,852	13.6%	$447,076	99.7%	$-	-%	$526,928	50.9%
Other revenue	8,894	1.5%	1,197	0.3%	1,714	100.0%	11,805	1.1%
Net revenue	$585,371	100.0%	$448,273	100.0%	$1,714	100.0%	$1,035,358	100.0%

	Year Ended December 31, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$300,929	47.8%	$-	-%	$-	-%	$300,929	29.9%
Proceeds from disposition of merchandise net of cost of disposed merchandise	225,588	35.9%	-	-%	-	-%	225,588	22.4%
Pawn related	$526,517	83.7%	$-	-%	$-	-%	$526,517	52.3%
Consumer loan fees, net of loss provision	$92,667	14.7%	$372,559	99.6%	$-	-%	$465,226	46.3%
Other revenue	10,237	1.6%	1,359	0.4%	2,618	100.0%	14,214	1.4%
Net revenue	$629,421	100.0%	$373,918	100.0%	$2,618	100.0%	$1,005,957	100.0%

	Year Ended December 31, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$282,197	44.8%	$-	-%	$-	-%	$282,197	31.0%
Proceeds from disposition of merchandise net of cost of disposed merchandise	241,260	38.2%	7	-%	-	-%	241,267	26.5%
Pawn related	$523,457	83.0%	$7	-%	$-	-%	$523,464	57.5%
Consumer loan fees, net of loss provision	$95,191	15.1%	$277,767	99.7%	$-	-%	$372,958	41.0%
Other revenue	11,715	1.9%	879	0.3%	743	100.0%	13,337	1.5%
Net revenue	$630,363	100.0%	$278,653	100.0%	$743	100.0%	$909,759	100.0%

For 2013, consolidated net revenue increased $29.4 million, or 2.9%, to $1.04 billion from $1.01 billion in 2012. Consumer loan net revenue accounted for 50.9% and 46.3% of total consolidated net revenue in 2013 and 2012, respectively. Consumer loan net revenue increased $61.7 million to $526.9 million during 2013 from $465.2 million in 2012. The Company’s e-commerce segment drove the increase, mainly due to higher consumer loan balances, which is attributable to the success of the expansion of the Company’s line of credit accounts and installment loan products, as well as a decrease in the loss provision as a percentage of consumer loan fees. The increase in consumer loan net revenue was partially offset by a decrease in consumer loan net revenue in the Company’s retail services segment.

Pawn-related net revenue accounted for 48.0% and 52.3% of total consolidated net revenue in 2013 and 2012, respectively. Pawn-related net revenue decreased $29.9 million, to $496.6 million in 2013 from $526.5 million in 2012. The decrease in pawn-related net revenue was primarily due to a reduction in proceeds from the disposition of gold through commercial sales and, to a lesser extent, decreases in net revenue due to the Mexico Reorganization in 2012.

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted net income and diluted earnings per share attributable to the Company, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the adjustments for events that occurred during the three years ended December 31, 2013, 2012, and 2011, such as the Texas Consumer Loan Store Closures, the Debt Extinguishment, the Regulatory Penalty, the charges related to the 2013 Litigation Settlement, the Creazione Deduction, the withdrawal of the proposed Enova IPO, the Mexico Reorganization, the Ohio Adjustment and the Ohio Reimbursement Program are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items.

The following table provides a reconciliation for the years ended December 31, 2013, 2012 and 2011, respectively, between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted earnings per share attributable to Cash America International, Inc.	$142,528	$4.66	$107,470	$3.42	$135,963	$4.25

Adjustments (net of tax):
Texas Consumer Loan Store Closures(b)	865	0.03	-	-	-	-
Loss on Debt Extinguishment(c)	382	0.01	-	-	-	-
Regulatory Penalty(d)	5,000	0.16	-	-	-	-
2013 Litigation Settlement(e)	11,340	0.37	-	-	-	-
Tax benefit related to Creazione Deduction(f)	(33,201)	(1.09)	-	-	-	-
Charges related to withdrawn proposed Enova IPO(g)	-	-	2,424	0.07	-	-
Charges related to the Mexico Reorganization(h)	-	-	25,421	0.81	-	-
Charges related to Ohio Adjustment and Ohio Reimbursement Program(i)	(3,209)	(0.10)	8,442	0.27	-	-
Adjusted net income and diluted earnings per share attributable to the Company	123,705	4.04	143,757	4.57	135,963	4.25
Other adjustments (net of tax):
Intangible asset amortization	3,582	0.12	2,791	0.09	3,905	0.12
Non-cash equity-based compensation	3,092	0.10	3,007	0.10	3,064	0.10
Convertible debt non-cash interest and issuance cost amortization	2,493	0.09	2,386	0.07	2,214	0.07
Foreign currency transaction loss	759	0.02	196	0.01	786	0.02
Adjusted earnings and adjusted earnings per share	$133,631	$4.37	$152,137	$4.84	$145,932	$4.56

(a)

Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)	For the year ended December 31, 2013, represents charges related to the Texas Consumer Loan Store Closures of $1.4 million, net of tax benefit of $0.5 million.
(c)	For the year ended December 31, 2013, represents charges related to the Debt Extinguishment of $0.6 million, net of tax benefit of $0.2 million.
(d)	For the year ended December 31, 2013, represents the amount paid in connection with the Regulatory Penalty, which is nondeductible for tax purposes.
(e)	For the year ended December 31, 2013, represents charges related to the 2013 Litigation Settlement of $18.0 million, net of tax benefit of $6.7 million.
(f)	For the year ended December 31, 2013, represents an income tax benefit related to the Creazione Deduction.
(g)	For the year ended December 31, 2012, represents charges directly related to the withdrawn Enova IPO of $3.9 million, net of tax benefit of $1.5 million.
(h)	For the year ended December 31, 2012, represents charges related to the Mexico Reorganization of $28.9 million, net of tax benefit of $1.2 million and noncontrolling interest of $2.3 million.
(i)

For the year ended December 31, 2013, represents the Ohio Adjustment of $5.0 million, net of tax provision of $1.8 million. For the year ended December 31, 2012, represents $13.4 million charges, net of tax benefit of $5.0 million, related to the Ohio Reimbursement Program.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments for the Texas Consumer Loan Store Closures, the Regulatory Penalty, the 2013 Litigation Settlement, the withdrawn proposed Enova IPO, the Mexico Reorganization and the Ohio Adjustment and Ohio Reimbursement Program, are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Cash America International, Inc.	$142,528	$107,470	$135,963
Adjustments:
Texas Consumer Loan Store Closures(a)	1,373
Regulatory Penalty(b)	5,000
2013 Litigation Settlement(c)	18,000
Charges related to withdrawn proposed Enova IPO(d)	-	3,879	-
Charges related to Mexico Reorganization(e)	-	28,873	-
Charges related to Ohio Adjustment and Ohio Reimbursement Program(f)	(5,000)	13,400	-
Depreciation and amortization expenses(g)	73,092	62,864	54,149
Interest expense, net	36,245	28,987	25,447
Foreign currency transaction loss	1,205	313	1,265
Loss on Debt Extinguishment	607	-	-
Equity in loss of unconsolidated subsidiary	136	295	104
Provision for income taxes(h)	30,754	77,495	82,360
Net income (loss) attributable to the noncontrolling interest(i)	308	(5,806)	(797)
Adjusted EBITDA	$304,248	$317,770	$298,491
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,797,226	$1,800,430	$1,583,064
Adjusted EBITDA	304,248	317,770	298,491
Adjusted EBITDA as a percentage of total revenue	16.9%	17.6%	18.9%

(a)	Represents charges related to the Texas Consumer Loan Store Closures of $1.4 million, before tax benefit of $0.5 million.
(b)	Represents charges for the Regulatory Penalty, which is nondeductible for tax purposes.
(c)	Represents charges related to the 2013 Litigation Settlement of $18.0 million, before tax benefit of $6.7 million.
(d)	Represents charges directly related to the withdrawn Enova IPO, before tax benefit of $1.5 million.
(e)

Represents charges related to the Mexico Reorganization, before a tax benefit of $1.2 million and noncontrolling interest of $2.3 million. Includes $12.6 million and $7.2 million of depreciation and amortization expenses and charges for the recognition of a deferred tax asset valuation allowance, respectively, as noted in (g) and (h) below.

(f)

For the year ended December 31, 2013, represents the Ohio Adjustment of $5.0 million, before tax provision of $1.8 million. For the year ended December 31, 2012, represents charges related to the Ohio Reimbursement Program, before tax benefit of $5.0 million.

(g)

Excludes $0.2 million and $12.6 million of depreciation and amortization expenses for the years ended December 31, 2013 and 2012, respectively, which are included in “Texas Consumer Loan Store Closures” and “Charges related to the Mexico Reorganization” for the respective periods.

(h)

For the year ended December 31, 2013, includes an income tax benefit of $33.2 million related to the Creazione Deduction and tax effects for adjustments noted in (a), (c) and (f) above. For the year ended December 31, 2012, excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance which is included in “Charges related to the Mexico Reorganization” in the table above and includes an income tax benefit related to the Mexico Reorganization of $1.2 million.

(i)	For the year ended December 31, 2012, includes $2.3 million of noncontrolling interests related to the Mexico Reorganization.

YEAR ENDED 2013 COMPARED TO YEAR ENDED 2012

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from forfeited pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2013 and 2012 (dollars in thousands except where otherwise noted):

	As of December 31,
	2013	2012	Change	% Change
Ending pawn loan balances
Domestic retail services	$256,772	$240,573	$16,199	6.7%
Foreign retail services	4,376	4,067	309	7.6%
Consolidated pawn loan balances	$261,148	$244,640	$16,508	6.7%
Ending merchandise balance, net
Domestic retail services	$203,823	$161,655	$42,168	26.1%
Foreign retail services	5,076	5,754	(678)	(11.8)%
Consolidated merchandise balance, net	$208,899	$167,409	$41,490	24.8%

	Year Ended December 31,
	2013	2012	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$304,511	$288,161	$16,350	5.7%
Foreign retail services	7,288	12,768	(5,480)	(42.9)%
Consolidated pawn loan fees and service charges	$311,799	$300,929	$10,870	3.6%
Average pawn loan balance outstanding
Domestic retail services	$233,166	$225,066	$8,100	3.6%
Foreign retail services	4,943	12,055	(7,112)	(59.0)%
Consolidated average pawn loans outstanding	$238,109	$237,121	$988	0.4%
Amount of pawn loans written and renewed
Domestic retail services	$958,542	$916,215	$42,327	4.6%
Foreign retail services	56,120	124,263	(68,143)	(54.8)%
Consolidated amount of pawn loans written and renewed	$1,014,662	$1,040,478	$(25,816)	(2.5)%
Average amount per pawn loan (in ones)
Domestic retail services	$127	$131	$(4)	(3.1)%
Foreign retail services	$87	$88	$(1)	(1.1)%
Consolidated average amount per pawn loan (in ones)	$124	$124	$-	-%
Annualized yield on pawn loans
Domestic retail services	130.6%	128.0%
Foreign retail services	147.4%	105.9%
Consolidated annualized yield on pawn loans	130.9%	126.9%
Gross profit margin on disposition of merchandise
Domestic retail services	31.6%	33.5%
Foreign retail services	13.3%	12.0%
Consolidated gross profit margin on disposition of merchandise	31.0%	32.1%
Merchandise turnover
Domestic retail services	2.3	2.9
Foreign retail services	2.8	3.9
Consolidated merchandise turnover	2.4	3.0

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances as of December 31, 2013 were $261.1 million, which was $16.5 million higher than the balances as of December 31, 2012, primarily due to an increase in pawn loan balances from acquisitions in the Company’s domestic pawn operations.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during 2013 increased by $8.1 million, or 3.6%, compared to 2012, primarily due to an increase in the loan balances as a result of the addition of 81 pawn lending locations, net of closures, through acquisitions and de novo store growth since 2012. The increase was partially offset by lower average pawn loan balances in same-store domestic retail services locations, which decreased 3.6% in 2013 compared to 2012. Management believes this decrease is primarily attributable to a reduction in demand for pawn loans by customers. The average amount per loan in domestic pawn operations decreased to $127 in 2013 from $131 in 2012 and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.

Domestic pawn loan fees and service charges increased $16.4 million, or 5.7%, to $304.5 million in 2013 compared to 2012. The increase is primarily due to higher pawn loan yields and higher average domestic pawn loan balances during 2013. The increase in pawn loan yield was primarily due to a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans and lower forfeiture rates. The increase in average pawn loan balances is primarily due to acquisitions and de novo store growth in the Company’s domestic pawn operations.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding during 2013 decreased by $7.1 million, or 59.0%, compared to 2012. The decrease was mainly due to the net closure of 148 pawn lending locations in 2012 as part of the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $5.5 million, or 42.9%, to $7.3 million in 2013 compared to 2012. However, the annualized yield on pawn loans increased from 105.9% in 2012 to 147.4% in 2013, primarily due to the greater mix in 2013 of general merchandise pawn loans, which have a higher yield than jewelry-based pawn loans in the Company’s foreign pawn operations.

Proceeds From Disposition of Merchandise

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is the Company’s cost basis in the pawn loan or the amount paid for purchased merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$427,644	$167,795	$595,439	$391,566	$312,201	$703,767
Gross profit on disposition	$151,757	$33,069	$184,826	$144,095	$81,493	$225,588
Gross profit margin	35.5%	19.7%	31.0%	36.8%	26.1%	32.1%
Percentage of total gross profit	82.1%	17.9%	100.0%	63.9%	36.1%	100.0%

As the table above indicates, the Company is placing a greater emphasis on retail disposition of merchandise in its retail services locations and de-emphasizing the commercial disposition of merchandise due to lower market prices for pure gold. Management expects this trend to continue and will focus on the aggregate profit on the disposition of merchandise. This shift is expected to result in higher levels of merchandise available for disposition and a decrease in the inventory turnover ratio as more goods will be available for sale in retail services locations.

The total proceeds from disposition of merchandise decreased $108.3 million, or 15.4%, in 2013 compared to 2012. Total gross profit from the disposition of merchandise decreased $40.8 million, or 18.1%, during 2013 compared to 2012. The overall gross profit margin percentage decreased to 31.0% in 2013 compared to 32.1% in 2012, primarily due to a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover decreased to 2.4 times during 2013 compared to 3.0 times in 2012, primarily due to management’s decision to emphasize retail disposition activity rather than the Company’s recent practice of disposing of a higher volume of merchandise through commercial sales. Commercial sales typically have a higher turnover rate than retail sales.

Proceeds from retail dispositions of merchandise increased $36.1 million, or 9.2%, during 2013 compared to 2012. Proceeds from retail dispositions in domestic retail operations increased $42.9 million, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through acquisitions and de novo store growth. Offsetting this increase was a $6.8 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure in 2012 of pawn lending locations in Mexico as part of the Mexico Reorganization.

Gross profit from retail dispositions increased to 82.1% of total gross profit in 2013 compared to 63.9% in 2012, primarily due to the shift to emphasize more retail disposition activity over commercial sales activity. Consolidated gross profit from retail dispositions increased $7.7 million, composed of a $10.2 million increase from domestic operations, offset by a $2.5 million decrease from foreign operations. Total retail gross profit margin decreased to 35.5% in 2013 compared to 36.8% in 2012, primarily due to management’s discounting of merchandise to encourage retail sales activity.

Proceeds from commercial dispositions decreased $144.4 million, or 46.3%, during 2013 compared to 2012. Proceeds from commercial dispositions from domestic operations decreased by $123.3 million, primarily due to a decrease in the volume of gold sold as part of an effort to place a greater emphasis on retail disposition activity, decreases in the market price of gold sold and the volume of jewelry forfeitures of collateral and jewelry purchased directly from customers. Foreign operations contributed $21.1 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $48.4 million, mainly due to lower gross profit in domestic operations. The decrease in consolidated gross profit margin from commercial dispositions, which was 19.7% in 2013 compared to 26.1% in 2012, was mainly due to a lower volume of gold sold and a decrease in the market price of gold sold.

In future periods, management expects the ratio of commercial sales to total sales to remain consistent with current levels as part of the Company’s initiative to increase retail sales of jewelry in its retail services locations. Management expects to experience lower levels of gross profit margin on retail dispositions, particularly in some categories such as consumer electronics, which could reduce retail gross profit margins in future periods. Management also expects gross profit margin on commercial dispositions to be slightly lower than current levels in future periods, mainly due to lower prevailing market prices for gold compared to the prior year. The combination of these factors is expected to lead to lower overall gross profit margin in future periods.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.9 million as of both December 31, 2013 and 2012, respectively (dollars in thousands):

	As of December 31,
	2013		2012
	Amount	%	Amount	%

Jewelry – held for one year or less	$116,256	55.4	$99,466	59.1
Other merchandise – held for one year or less	79,851	38.1	59,914	35.6
Total merchandise held for one year or less	196,107	93.5	159,380	94.7
Jewelry – held for more than one year	6,734	3.2	3,283	2.0
Other merchandise – held for more than one year	7,007	3.3	5,597	3.3
Total merchandise held for more than one year	13,741	6.5	8,880	5.3
Total merchandise held for disposition	$209,848	100.0	$168,260	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $96.7 million, or 12.4%, to $878.2 million in 2013 compared to $781.5 million in 2012. The increase in consumer loan fees was primarily due to growth in consumer loan balances in the e-commerce segment, with domestic e-commerce operations contributing $61.7 million and foreign e-commerce operations contributing $43.6 million of the consolidated increase. Offsetting the increase from the e-commerce segment was an $8.6 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in consumer loan demand in the Company’s retail services locations and the Texas Consumer Loan Store Closures. See “General—Recent Developments—2013 Business Developments—Closure of Short-term Consumer Loan Retail Service Locations in Texas” for further discussion.

Consumer loan fees from the foreign component of the e-commerce segment were 48.4% of consumer loan fees for the e-commerce segment and 42.2% of consolidated consumer loan fees in 2013, compared to 49.6% of consumer loan fees for the e-commerce segment and 41.8% of consolidated consumer loan fees in 2012.

Consumer Loan Loss Provision

The consumer loan loss provision increased $35.0 million, or 11.1%, to $351.3 million in 2013 from $316.3 million in 2012, primarily due to the growth and the composition of the consumer loan portfolio in the Company’s domestic and foreign e-commerce operations. The loss provision as a percentage of consumer loan fees decreased slightly to 40.0% in 2013 from 40.5% in 2012, primarily because the portfolios had a higher percentage of customers with established payment histories during 2013 as compared to 2012. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. Management expects the loss provision as a percentage of fees will continue to be influenced by the mix of new and existing customers and the mix of outstanding loan products.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013				2012
	Short- term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$100,146	$-	$13,065	$113,211	$109,972	$-	$11,920	$121,892
E-commerce
Domestic	185,522	118,963	89,987	394,472	202,537	73,572	56,643	332,752
Foreign	204,184	51,533	114,783	370,500	257,256	-	69,620	326,876
Total E-commerce	389,706	170,496	204,770	764,972	459,793	73,572	126,263	659,628
Consumer loan fees	$489,852	$170,496	$217,835	$878,183	$569,765	$73,572	$138,183	$781,520
Less: consumer loan loss provision	163,470	74,306	113,479	351,255	202,325	34,793	79,176	316,294
Consumer loan fees, net loss provision	$326,382	$96,190	$104,356	$526,928	$367,440	$38,779	$59,007	$465,226
Year-over-year change—$	$(41,058)	$57,411	$45,349	$61,702	$37,357	$16,014	$38,897	$92,268
Year-over-year change—%	(11.2%)	148.0%	76.9%	13.3%	11.3%	70.3%	193.4%	24.7%
Consumer loan loss provision as a % of consumer loan fees	33.4%	43.6%	52.1%	40.0%	35.5%	47.3%	57.3%	40.5%

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

Management believes these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both revenue and the loss provision for loans are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $64.0 million, or 18.3%, to $414.7 million at December 31, 2013 from $350.7 million at December 31, 2012, primarily due to increased demand for line of credit and installment loan products from the e-commerce segment in both domestic and foreign markets, partially offset by a decrease in demand for short-term loans in the retail services and e-commerce segments. Management expects the loan balances in the line of credit account and installment loan products to continue to comprise a larger percentage of the total consumer loan portfolio, due to customer’s preference for these products and the higher average amount per loan of installment loans relative to short-term loans and line of credit account products.

The combined consumer loan balance includes $446.7 million and $375.1 million at December 31, 2013 and 2012, respectively, of Company-owned consumer loan balances before the allowance for losses of $87.9 million and $85.7 million provided in the consolidated financial statements for December 31, 2013 and 2012, respectively. The combined consumer loan balance also includes $59.0 million and $64.7 million at December 31, 2013 and 2012, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.1 million and $3.5 million provided in the consolidated financial statements for December 31, 2013 and 2012, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2013 and 2012 (dollars in thousands):

	As of December 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$49,856	$4,900	$54,756	$52,171	$7,134	$59,305
Installment loans	9,787	12,639	22,426	11,246	9,395	20,641
Total Retail Services, gross	59,643	17,539	77,182	63,417	16,529	79,946
E-Commerce
Domestic
Short-term loans	33,494	41,411	74,905	38,227	44,261	82,488
Line of credit accounts	66,247	-	66,247	42,700	-	42,700
Installment loans	76,770	-	76,770	45,996	-	45,996
Total Domestic, gross	176,511	41,411	217,922	126,923	44,261	171,184
Foreign
Short-term loans	47,886	-	47,886	108,899	3,946	112,845
Line of credit accounts	59,555	-	59,555	-	-	-
Installment loans	103,112	-	103,112	75,882	-	75,882
Total Foreign, gross	210,553	-	210,553	184,781	3,946	188,727
Total E-Commerce, gross	387,064	41,411	428,475	311,704	48,207	359,911
Total ending loan balance, gross	446,707	58,950	505,657	375,121	64,736	439,857
Less: Allowance and liabilities for losses	(87,866)	(3,080)	(90,946)	(85,703)	(3,498)	(89,201)
Total ending loan balance, net	$358,841	$55,870	$414,711	$289,418	$61,238	$350,656
Allowance and liability for losses as a % of consumer loan balances, gross	19.7%	5.2%	18.0%	22.8%	5.4%	20.3%

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

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $3.44 billion in 2013, an increase of $26.3 million from $3.42 billion in 2012. The Company is experiencing a slower rate of growth in short-term consumer loans written and renewed than historically reported, as installment loans and line of credit balances comprise a greater percentage of consumer loans due to customers’ preference for these products over the Company’s short-term consumer loan product. Management believes that the consumer loans written and renewed statistics are becoming less meaningful than the change in the balances of consumer loans outstanding, which have increased from 2012 to 2013 and will influence revenue in future periods.

The following table summarizes the consumer loans written and renewed for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012

	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$712,253	$104,236	$816,489	$743,575	$145,221	$888,796
Installment loans	7,488	21,734	29,222	7,723	17,902	25,625
Total Retail Services	719,741	125,970	845,711	751,298	163,123	914,421
E-Commerce
Domestic
Short-term loans	302,353	708,828	1,011,181	331,754	747,533	1,079,287
Line of credit accounts	163,805	-	163,805	116,360	-	116,360
Installment loans	155,068	-	155,068	89,598	-	89,598
Total Domestic	621,226	708,828	1,330,054	537,712	747,533	1,285,245
Foreign
Short-term loans	820,243	14,572	834,815	1,010,334	72,592	1,082,926
Line of credit accounts	147,844	-	147,844	-	-	-
Installment loans	283,615	-	283,615	133,109	-	133,109
Total Foreign	1,251,702	14,572	1,266,274	1,143,443	72,592	1,216,035
Total E-Commerce	1,872,928	723,400	2,596,328	1,681,155	820,125	2,501,280
Total amount of consumer loans written and renewed	$2,592,669	$849,370	$3,442,039	$2,432,453	$983,248	$3,415,701

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	1,490,507	201,400	1,691,907	1,574,163	269,144	1,843,307
Installment loans	6,735	7,060	13,795	7,088	2,845	9,933
Total Retail Services	1,497,242	208,460	1,705,702	1,581,251	271,989	1,853,240
E-Commerce
Domestic
Short-term loans	979,890	998,220	1,978,110	1,062,105	1,021,057	2,083,162
Line of credit accounts	618,979	-	618,979	417,171	-	417,171
Installment loans	134,350	-	134,350	87,272	-	87,272
Total Domestic	1,733,219	998,220	2,731,439	1,566,548	1,021,057	2,587,605
Foreign
Short-term loans	1,491,931	19,106	1,511,037	1,815,420	95,630	1,911,050
Line of credit accounts	423,692	-	423,692	-	-	-
Installment loans	239,631	-	239,631	115,250	-	115,250
Total Foreign	2,155,254	19,106	2,174,360	1,930,670	95,630	2,026,300
Total E-Commerce	3,888,473	1,017,326	4,905,799	3,497,218	1,116,687	4,613,905
Total number of consumer loans written and renewed	5,385,715	1,225,786	6,611,501	5,078,469	1,388,676	6,467,145

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for 2013 compared to 2012:

	Year Ended December 31,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$483	$482
Installment loans	2,118	2,580
E-Commerce
Domestic
Short-term loans	$511	$518
Line of credit accounts(b)	265	279
Installment loans	1,154	1,027
Foreign
Short-term loans	$552	$567
Line of credit accounts(b)	349	-
Installment loans	1,184	1,155
Consolidated
Short-term loans	$514	$523
Line of credit accounts(b)	299	279
Installment loans	1,207	1,169
Total consumer loans	521	528

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.
(b)	Represents the average amount of each incremental draw on line of credit accounts.

The average amount per consumer loan decreased to $521 from $528 during 2013 compared 2012, mainly due to a greater mix of line of credit accounts, which have lower average amounts per loan relative to short-term loans in 2013. This decrease was partially offset by an increase in installment loans, which have a higher average loan amount relative to short-term loans.

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

The following table shows, for the e-commerce segment, the amount of consumer loans written and renewed to new customers and to existing customers for the years ended December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$262,663	$52,097	$314,760	$236,030	$64,613	$300,643
% of total	10.1%	2.0%	12.1%	9.4%	2.6%	12.0%
Existing customers	1,610,265	671,303	2,281,568	1,445,125	755,512	2,200,637
% of total	62.0%	25.9%	87.9%	57.8%	30.2%	88.0%
Total amount of consumer loans written and renewed	$1,872,928	$723,400	$2,596,328	$1,681,155	$820,125	$2,501,280
Number of consumer loans written and renewed to (in ones):
New customers	502,472	92,854	595,326	504,076	115,292	619,368
% of total	10.2%	1.9%	12.1%	10.9%	2.5%	13.4%
Existing customers	3,386,001	924,472	4,310,473	2,993,142	1,001,395	3,994,537
% of total	69.1%	18.8%	87.9%	64.9%	21.7%	86.6%
Total number of consumer loans written and renewed	3,888,473	1,017,326	4,905,799	3,497,218	1,116,687	4,613,905

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 18.0% in 2013 from 20.3% in 2012, primarily due to improved performance of the consumer loan portfolios, partially related to the maturing of the Company’s product offerings, such as installment loans and line of credit accounts, to include a higher percentage of customers with established payment histories in the e-commerce segment. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.

The consumer loan loss provision in 2013 was $351.3 million, which was composed of $351.7 million related to Company-owned consumer loans, offset by $0.4 million related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in 2012 was $316.3 million, which was composed of $315.9 million related to Company-owned consumer loans, offset by $0.4 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $349.5 million and $293.2 million in 2013 and 2012, respectively.

The following tables show consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans by quarter for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$331,468	$366,990	$418,237	$446,707
Gross—Guaranteed by the Company(a)	43,906	50,885	50,085	58,950
Combined consumer loans and fees receivable, gross(b)	$375,374	$417,875	$468,322	$505,657
Allowance and liability for losses on consumer loans	79,762	82,910	92,786	90,946
Combined consumer loans and fees receivable, net(b)	$295,612	$334,965	$375,536	$414,711
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	21.2%	19.8%	19.8%	18.0%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$259,078	$296,938	$336,071	$375,121
Gross—Guaranteed by the Company(a)	44,503	53,985	55,271	64,736
Combined consumer loans and fees receivable, gross(b)	$303,581	$350,923	$391,342	$439,857
Allowance and liability for losses on consumer loans	60,706	73,366	82,683	89,201
Combined consumer loans and fees receivable, net(b)	$242,875	$277,557	$308,659	$350,656
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	20.0%	20.9%	21.1%	20.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Consumer Loan Loss Experience by Product

Management evaluates loss rates for all of its consumer loan products to determine credit quality and evaluate trends. For short-term loans, the Company evaluates consumer loan losses as a percentage of combined consumer loans written and renewed. For line of credit accounts and installment loans, the Company evaluates consumer loan losses as a percentage of the average consumer loan balance outstanding and the average combined consumer loan balance outstanding, respectively, for each portfolio.

Short-term Loans

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and increases throughout the year. This seasonal trend may not be evident in periods with lower short-term consumer loan demand. The table below shows that during the fourth quarter of 2013, the Company did not experience the typical increase in the consumer loan loss provision as a percentage of combined consumer loans written and renewed, primarily due to a decrease in demand for short-term consumer loans, which decreased the volume of consumer loans written and renewed during 2013. Management believes that this trend will continue for the foreseeable future, due to customers’ preference for the Company’s line of credit and installment loan products over its short-term consumer loan product.

The following table includes information related only to the Company’s short-term consumer loan product and shows the Company’s loss experience trends for short-term consumer loans for 2013 and 2012 (dollars in thousands):

	2013
Short-term consumer loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loan loss provision	$45,166	$42,931	$41,806	$33,567	$163,470
Charge-offs (net of recoveries)	49,965	42,541	49,271	43,862	185,639
Short-term consumer loans written and renewed:(a)
Company owned	$510,875	$489,356	$435,837	$398,781	$1,834,849
Guaranteed by the Company(b)	215,824	190,421	211,426	209,965	827,636
Combined consumer loans written and renewed	$726,699	$679,777	$647,263	$608,746	$2,662,485
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.3%	6.5%	5.5%	6.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.9%	6.3%	7.6%	7.2%	7.0%
Consumer loan loss provision as a % of consumer loan fees	32.2%	33.9%	35.2%	32.2%	33.4%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	21.8%	21.3%	20.0%	15.1%	15.1%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements
(c)	Non-GAAP measure.

	2012
Short-term consumer loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loan loss provision	$44,547	$50,561	$51,464	$55,753	$202,325
Charge-offs (net of recoveries)	52,033	44,272	52,403	53,724	202,432
Short-term consumer loans written and renewed:(a)
Company owned	$497,877	$509,304	$524,738	$553,744	$2,085,663
Guaranteed by the Company(b)	217,446	233,666	251,981	262,253	965,346
Combined consumer loans written and renewed	$715,323	$742,970	$776,719	$815,997	$3,051,009
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.8%	6.6%	6.8%	6.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.3%	6.0%	6.7%	6.6%	6.6%
Consumer loan loss provision as a % of consumer loan fees	32.6%	36.7%	35.3%	37.3%	35.5%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	20.5%	21.3%	20.3%	19.2%	19.2%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements
(c)	Non-GAAP measure.

Line of Credit Accounts

The consumer loan loss provision as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the third and fourth quarters with higher loan demand.

Consumer loan loss provision as a percentage of consumer loan fees are generally higher for line of credit accounts because the highest level of default is exhibited in the early stages of the loan, while the revenue is recognized over the term of the loan. As a result, particularly in periods of higher growth for line of credit account portfolios, which has been the case in recent years, the consumer loan loss provision as a percentage of consumer loan fees will be higher for this product than for the Company’s short-term loan products. Another factor contributing to the higher rate of losses as a percentage of consumer loan fees is that the loan yield for line of credit accounts is typically lower than the short-term loan products offered by the Company.

The following table includes information related only to the Company’s line of credit account product and shows the Company’s loss experience trends for line of credit accounts for 2013 and 2012 (dollars in thousands):

	2013
Line of credit accounts:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$6,553	$9,919	$25,140	$32,694
Charge-offs (net of recoveries)	9,596	7,334	13,855	24,844
Average consumer loan balance(a)	$39,828	$47,513	$78,839	$112,704
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	16.5%	20.9%	31.9%	29.0%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	24.1%	15.4%	17.6%	22.0%
Consumer loan loss provision as a % of consumer loan fees	28.2%	35.1%	49.8%	47.7%
Allowance for losses as a % of average consumer loan balance(a)	20.2%	22.4%	27.8%	26.4%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for line of credit accounts.

	2012
Line of credit accounts:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$3,420	$5,185	$9,656	$16,534
Charge-offs (net of recoveries)	3,625	3,460	6,736	13,590
Average consumer loan balance(a)	$20,882	$25,355	$34,599	$40,652
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	16.4%	20.4%	27.9%	40.7%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	17.4%	13.6%	19.5%	33.4%
Consumer loan loss provision as a % of consumer loan fees	29.4%	36.3%	48.1%	60.0%
Allowance for losses as a % of average consumer loan balance(a)	16.8%	20.7%	23.6%	27.3%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for line of credit accounts.

Installment Loans

For installment loans, the consumer loan loss provision as a percentage of combined average consumer loan balance is more consistent throughout the year. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, the Company does not experience the higher levels of repayments in the first quarter for these loans as it experiences with short-term loans and to a lesser extent, line of credit accounts.

Consumer loan loss provision as a percentage of consumer loan fees are generally higher for the installment loan product than for other loan products because the highest level of default is exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the consumer loan loss provision as a percentage of consumer loan fees is typically higher for this product than for the Company’s short-term consumer loan products. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for installment loans is typically lower than the short-term loan products offered by the Company.

The following table includes information related only to the Company’s installment loan product and shows the Company’s loss experience trends for installment loans for 2013 and 2012 (dollars in thousands):

	2013
Installment loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$23,133	$24,379	$32,747	$33,220
Charge-offs (net of recoveries)	24,730	24,206	26,691	32,615
Installment loan average loan balance:(a)
Company owned	$129,955	$133,773	$157,183	$181,637
Guaranteed by the Company(b)	9,263	9,631	10,203	11,457
Combined average consumer loan balance(c)	$139,218	$143,404	$167,386	$193,094
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	16.6%	17.0%	19.6%	17.2%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	17.8%	16.9%	15.9%	16.9%
Consumer loan loss provision as a % of consumer loan fees	49.5%	51.2%	56.2%	50.9%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.8%	19.4%	20.2%	17.8%

(a)	The average consumer loan balance for installment loans is the simple average of the beginning and ending consumer loan balance for installment loans.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

	2012
Installment loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$14,416	$16,651	$23,179	$24,930
Charge-offs (net of recoveries)	12,153	12,005	15,843	23,385
Installment loan average loan balance:(a)
Company owned	$72,396	$82,365	$102,291	$124,060
Guaranteed by the Company(b)	6,734	6,170	6,502	8,051
Combined average consumer loan balance(c)	$79,130	$88,535	$108,793	$132,111
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	18.2%	18.8%	21.3%	18.9%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	15.4%	13.6%	14.6%	17.7%
Consumer loan loss provision as a % of consumer loan fees	58.7%	58.4%	59.2%	54.2%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.8%	22.9%	25.4%	22.1%

(a)	The average consumer loan balance for installment loans is the simple average of the beginning and ending consumer loan balance for installment loans.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$217,470	$90,008	$45,350	$352,828	$221,841	$79,494	$42,302	$343,637
Occupancy	114,596	10,989	3,528	129,113	111,378	8,670	4,111	124,159
Marketing	12,195	135,336	221	147,752	12,884	108,810	192	121,886
Other	57,216	42,172	21,223	120,611	67,358	37,384	20,190	124,932
Total operations and administration	401,477	278,505	70,322	750,304	413,461	234,358	66,795	714,614
Depreciation and amortization	39,640	17,143	16,488	73,271	47,612	13,272	14,544	75,428
Total expenses	$441,117	$295,648	$86,810	$823,575	$461,073	$247,630	$81,339	$790,042
Year-over-year change—$
Operations and administration	$(11,984)	$44,147	$3,527	$35,690	$40,610	$61,237	$1,499	$103,346
Depreciation and amortization	(7,972)	3,871	1,944	(2,157)	15,576	2,009	3,694	21,279
Total expenses	$(19,956)	$48,018	$5,471	$33,533	$56,186	$63,246	$5,193	$124,625
Year-over-year change—%	(4.3%)	19.4%	6.7%	4.2%	13.9%	34.3%	6.8%	18.7%

Consolidated total expenses increased $33.6 million, or 4.2%, to $823.6 million in 2013 compared to $790.0 million in 2012. Total expenses for the retail services segment decreased $20.0 million to $441.1 million during 2013 compared to $461.1 million in 2012. Total expenses for the e-commerce segment increased $48.0 million, or 19.4%, to $295.6 million in 2013.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment decreased $12.0 million, or 2.9%, to $401.5 million during 2013 compared to 2012. Components of the decrease included a $10.1 million decrease in other expenses, a $4.4 million decrease in personnel expenses, a $0.7 million decrease in marketing expenses and a $3.2 million increase in occupancy expenses.

The $10.1 million decrease from 2012 to 2013 in other expenses was primarily driven by the higher expenses incurred in 2012 related to the $13.4 million charge for the Ohio Reimbursement Program. Also contributing to the decrease in other expenses was approximately $4.4 million of lower expenses in 2013 from the charges incurred in 2012 related to the Mexico Reorganization and $7.0 million lower operating and administrative costs in 2013 from the reduced operations in Mexico in 2013, mainly as a result of the Mexico Reorganization. In addition, in 2013, the retail services segment recognized a benefit in operations and administration expenses of $5.0 million related to the Ohio Adjustment, partially offset by a $2.5 million charge incurred in 2013 related to the $5.0 million Regulatory Penalty, which was allocated for accounting purposes 50% to the retail services segment and 50% to the e-commerce segment. Other decreases in other expenses were primarily due to decreased collection costs in 2013 as a result of a decrease in loans written, lower processing charges related to the disposition of commercial merchandise and lower underwriting costs related to a decrease in loans written in 2013. Partially offsetting the decreases noted above was an increase related to an accrual of $18.0 million in 2013 for the 2013 Litigation Settlement. See “Recent Developments—Regulatory, Litigation and Other Developments—2013 Litigation Settlement.”

E-commerce

Operations and administration expenses for the e-commerce segment increased $44.1 million, or 18.8%, to $278.5 million during 2013 compared to 2012. Marketing expenses increased $26.5 million, or 24.4%, to $135.3 million in 2013 compared to 2012, primarily due to the Company’s efforts to expand its customer base in both domestic and foreign markets. Online and other marketing costs, excluding lead purchase costs, increased $23.5 million, primarily due to higher expenses for television marketing and sponsored-search expenses. In addition, lead purchase expenses increased $3.0 million. Personnel expenses increased $10.5 million, or 13.2%, primarily due to the addition of new personnel to support the e-commerce segment’s growth and incentive accruals due to the strong financial performance of the e-commerce segment. The increase in other expenses was primarily due to increased software maintenance expenses, an increase in loan underwriting and processing expenses and a $2.5 million expense related to the Regulatory Penalty.

Corporate

Corporate administration expenses increased $3.5 million, or 5.3%, to $70.3 million in 2013, primarily due to higher personnel expenses related to incentive and compensation increases.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses decreased $2.2 million, or 2.9%, primarily due to a decrease in depreciation and amortization expenses in the retail services segment. Depreciation and amortization expenses in the retail services segment decreased $8.0 million, or 16.7%, to $39.6 million, primarily due to the reduction in assets and impairment charges taken in 2012 from the Mexico Reorganization, partially offset by acquisitions in the third and fourth quarters of 2012 and in 2013. Depreciation and amortization expenses in the e-commerce segment increased $3.9 million, or 29.2%, to $17.1 million, primarily due to increased expenditures for capitalized software and equipment to support product innovations and the acceleration of depreciation related to the phase-out of certain loan platforms in 2013. Depreciation and amortization expenses for corporate operations increased $1.9 million, or 13.4%, to $16.5 million.

Interest Expense

Interest expense increased $7.2 million, or 24.7%, to $36.3 million in 2013 as compared to $29.1 million in 2012. During 2013, the average amount of debt outstanding increased $80.8 million, to $600.6 million from $519.8 million during 2012, primarily due to pawn-related acquisitions that occurred during third and fourth quarters of both 2012 and in 2013. In addition, the Company issued $300.0 million of 5.75% senior unsecured notes due 2018 (the “2018 Senior Notes”) in May 2013. Following the issuance of the 2018 Senior Notes, the Company decreased the outstanding indebtedness under its domestic and multi-currency line of credit (the “Domestic and Multi-currency Line of Credit”), which had a lower effective interest rate than the 2018 Senior Notes. As a result, the Company’s effective blended borrowing cost increased to 5.5% in 2013 compared to 4.8% in 2012.

Income Taxes

The Company’s effective tax rate was 17.7% in 2013 compared to 45.4% in 2012. The decrease in the overall effective tax rate in 2013 was primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction. For additional information see “Recent Developments—2013 Business Developments—Income Taxes.” In addition, during 2013 the Company released reserves established for unrecognized tax benefits of $1.0 million related to the pre-2008 Mexico tax returns of Creazione as a result of the expiration of the statute of limitations. Additionally, in the third quarter of 2012, the Company recorded a $12.6 million valuation allowance related to the deferred tax assets of its Mexico subsidiaries. Without the impact of these items, the Company’s effective tax rate would have been 37.5% and 39.0% for 2013 and 2012, respectively. The effective tax rate for 2012 was also negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations. Given the significance of the one-time items that affected the 2013 effective tax rate, that rate should not be viewed as indicative of the effective tax rate for future periods.

Net (Income) Loss Attributable to the Noncontrolling Interest

Net (income) loss attributable to the noncontrolling interest changed by $6.1 million in 2013 from a net loss attributable to the noncontrolling interest of $5.8 million in 2012 to net income attributable to the noncontrolling interest of $0.3 million in 2013, primarily due to the Company’s purchase of the outstanding shares held by minority shareholders in Creazione in September 2012.

YEAR ENDED 2012 COMPARED TO YEAR ENDED 2011

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2012 and 2011 (dollars in thousands except where otherwise noted):

	As of December 31,
	2012	2011	Change	% Change
Ending pawn loan balances
Domestic retail services	$240,573	$238,399	$2,174	0.9%
Foreign retail services	4,067	15,120	(11,053)	(73.1)%
Consolidated pawn loan balances	$244,640	$253,519	$(8,879)	(3.5)%
Ending merchandise balance, net
Domestic retail services	$161,655	$151,274	$10,381	6.9%
Foreign retail services	5,754	10,610	(4,856)	(45.8)%
Consolidated merchandise balance, net	$167,409	$161,884	$5,525	3.4%
	Year Ended December 31,
	2012	2011	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$288,161	$261,829	$26,332	10.1%
Foreign retail services	12,768	20,368	(7,600)	(37.3)%
Consolidated pawn loan fees and service charges	$300,929	$282,197	$18,732	6.6%
Average pawn loan balance outstanding
Domestic retail services	$225,066	$205,610	$19,456	9.5%
Foreign retail services	12,055	20,037	(7,982)	(39.8)%
Consolidated average pawn loans outstanding	$237,121	$225,647	$11,474	5.1%
Amount of pawn loans written and renewed
Domestic retail services	$916,215	$869,203	$47,012	5.4%
Foreign retail services	124,263	118,126	6,137	5.2%
Consolidated amount of pawn loans written and renewed	$1,040,478	$987,329	$53,149	5.4%
Average amount per pawn loan (in ones)
Domestic retail services	$131	$127	$4	3.1%
Foreign retail services	$88	$103	$(15)	(14.6)%
Consolidated average amount per pawn loan (in ones)	$124	$124	$—	—%
Annualized yield on pawn loans
Domestic retail services	128.0%	127.3%
Foreign retail services	105.9%	101.7%
Consolidated annualized yield on pawn loans	126.9%	125.1%
Gross profit margin on disposition of merchandise
Domestic retail services	33.5%	36.4%
Foreign retail services	12.0%	18.6%
Consolidated gross profit margin on disposition of merchandise	32.1%	35.0%
Merchandise turnover
Domestic retail services	2.9	3.0
Foreign retail services	3.9	5.0
Consolidated merchandise turnover	3.0	3.1

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances at December 31, 2012 were $244.6 million, which was $8.9 million, or 3.5%, lower than as of December 31, 2011, due primarily to the reduction in business activities in the Company’s foreign pawn operations in 2012 in connection with the Mexico Reorganization. Despite the decrease in the balance at the end of the period, the average consolidated balance of pawn loans outstanding increased by $11.5 million, or 5.1%, for 2012 compared to the year ended December 31, 2011 (“2011”).

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding increased by $19.5 million, or 9.5%, in 2012 compared to 2011, primarily due to the acquisition of 41 domestic retail services locations in late 2011 and in 2012. The increase in average domestic pawn loan balances was partially offset by lower average pawn loan balances in same-store domestic retail services locations in 2012 and a decrease in the length of the loan period in certain markets, as described below.

Domestic pawn loan fees and service charges increased $26.3 million, or 10.1%, to $288.2 million in 2012 compared to 2011. The increase was mainly due to the addition of retail services locations, which resulted in higher average pawn loan balances during most of 2012 and contributed $24.8 million of the increase. The increase was also partially due to a higher pawn loan yield as a result of a decrease in forfeitures, which resulted in better pawn loan performance, and an increase in the statutorily permitted rate in some markets. In addition, pawn loan balances throughout 2012 were lower due to a shortening of the maximum loan term from 90 to 60 days in certain locations in late 2011. This change contributed to the higher annualized loan yields as customer payments of pawn loan fees and service charges occur in higher frequency on the reduced loan balance.

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

Proceeds from retail dispositions of merchandise increased $32.9 million, or 9.2%, during 2012 from 2011. Domestic retail operations contributed $21.7 million of the increase, primarily due to the net addition of retail services locations through acquisitions and de novo store growth. Foreign retail operations contributed $11.2 million of the increase, primarily due to increased sales of general merchandise in 2012 compared to 2011. The Company’s domestic and foreign operations both experienced a decrease in retail gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 36.8% in 2012 from 38.4% in 2011. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions decreased $18.0 million, or 5.4%, during 2012 over 2011. Proceeds from commercial dispositions decreased $16.7 million and $1.3 million, respectively, in foreign and domestic markets. The $16.7 million decrease in foreign proceeds was due mostly to lower volumes of gold sold in 2012 as compared to 2011. The $1.3 million decrease in domestic markets was composed of a $5.1 million decrease due to lower volumes of gold sold, primarily as a result of lower purchases of gold from customers during 2012, and, to a lesser extent lower forfeitures of jewelry items during 2012 compared to 2011. This decrease was partially offset by a $3.9 million increase in proceeds from commercial dispositions from higher sales of diamonds in 2012 as compared to 2011.

Consolidated gross profit from commercial dispositions decreased $22.2 million to $81.5 million, of which domestic operations contributed $16.2 million and foreign operations contributed $6.0 million. The consolidated gross profit margin on commercial sales decreased to 26.1% in 2012 from 31.4% in 2011.The decrease in consolidated gross profit from commercial dispositions was mainly due to lower volumes of gold sold and a higher average cost of gold sold relative to a smaller increase in the market price per ounce of gold sold in both domestic and foreign operations.

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

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $182.9 million, or 30.5%, to $781.5 million in 2012 compared to $598.6 million in 2011. The increase in consumer loan fees is primarily due to growth in consumer loan balances in the e-commerce segment. The percentage of consumer loan fees from foreign operations to consumer loan fees from the e-commerce segment and total consolidated consumer loan fees increased in 2012 compared to 2011 as the Company’s e-commerce business continued to experience growth primarily in the United Kingdom. In 2012, consumer loan fees from the foreign component of the e-commerce segment were 49.6% of consumer loan fees for the e-commerce segment and 41.8% of consolidated consumer loan fees, up from 47.0% and 37.6% of the e-commerce segment and consolidated consumer loan fees in 2011, respectively.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $90.6 million, to $316.3 million in 2012 from $225.7 million in 2011. The loss provision as a percentage of consumer loan fees increased to 40.5% in 2012 from 37.7% in 2011. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and e-commerce segments, primarily due to a greater mix of installment loans and line of credit accounts as a percentage of the total consumer loan portfolio. Loss rates are influenced by the mix of new customers to existing customers and the mix of short-term, line of credit accounts and installment loan products in the Company’s domestic and foreign operations. The installment loan portfolio and line of credit account portfolios tend to have higher loss rates because installment loans generally have a higher average loan amount relative to the other consumer loan products, and both line of credit accounts and installment loans have lower gross yields relative to short-term loan products. Also contributing to the increase was the expansion of the Company’s line of credit and installment loan products in the United States, which has resulted in an increase in new customers. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Despite the decrease in foreign loss provision as a percentage of consumer loan fees in 2012 compared to 2011, because the foreign e-commerce operations experienced higher loss rates than domestic operations, and due to the greater mix of foreign consumer loans in 2012 compared to 2011, the foreign e-commerce operations contributed to the increase in loss provision as a percentage of consumer loan fees in 2012.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012				2011
	Short- term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$109,972	$-	$11,920	$121,892	$110,071	$-	$9,121	$119,192
E-commerce
Domestic	202,537	73,572	56,643	332,752	199,258	30,590	24,304	254,152
Foreign	257,256	-	69,620	326,876	201,552	-	23,750	225,302
Total E-commerce	459,793	73,572	126,263	659,628	400,810	30,590	48,054	479,454
Consumer loan fees	$569,765	$73,572	$138,183	$781,520	$510,881	$30,590	$57,175	$598,646
Less: consumer loan loss provision	202,325	34,793	79,176	316,294	180,798	7,825	37,065	225,688
Consumer loan fees, net loss provision	$367,440	$38,779	$59,007	$465,226	$330,083	$22,765	$20,110	$372,958
Year-over-year change - $	$37,357	$16,014	$38,897	$92,268	$45,684	$3,897	$14,819	$64,400
Year-over-year change - %	11.3%	70.3%	193.4%	24.7%	16.1%	20.7%	280.1%	20.9%
Consumer loan loss provision as a % of consumer loan fees	35.5%	47.3%	57.3%	40.5%	35.4%	25.6%	64.8%	37.7%

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

The combined consumer loan balance includes $375.1 million and $285.9 million at December 31, 2012 and 2011, respectively, of Company-owned consumer loan balances before the allowance for losses of $85.7 million and

$63.1 million provided in the consolidated financial statements for December 31, 2012 and 2011, respectively. The combined loan balance also includes $64.7 million and $59.4 million at December 31, 2012 and 2011, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.5 million and $3.1 million provided in the consolidated financial statements for December 31, 2012 and 2011, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$52,171	$7,134	$59,305	$53,601	$9,237	$62,838
Installment loans	11,246	9,395	20,641	9,262	7,425	16,687
Total Retail Services, gross	63,417	16,529	79,946	62,863	16,662	79,525
E-Commerce
Domestic
Short-term loans	38,227	44,261	82,488	39,232	39,341	78,573
Line of credit accounts	42,700	-	42,700	21,648	-	21,648
Installment loans	45,996	-	45,996	24,582	-	24,582
Total Domestic, gross	126,923	44,261	171,184	85,462	39,341	124,803
Foreign
Short-term loans	108,899	3,946	112,845	101,723	3,420	105,143
Installment loans	75,882	-	75,882	35,802	-	35,802
Total Foreign, gross	184,781	3,946	188,727	137,525	3,420	140,945
Total E-Commerce, gross	311,704	48,207	359,911	222,987	42,761	265,748
Total ending loan balance, gross	375,121	64,736	439,857	285,850	59,423	345,273
Less: Allowance and liabilities for losses	(85,703)	(3,498)	(89,201)	(63,072)	(3,062)	(66,134)
Total ending loan balance, net	$289,418	$61,238	$350,656	$222,778	$56,361	$279,139
Allowance and liability for losses as a % of consumer loan balances, gross	22.8%	5.4%	20.3%	22.1%	5.2%	19.2%

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

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for 2012 compared to 2011:

	Year Ended December 31,
	2012	2011
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$482	$481
Installment loans	2,580	2,473
E-Commerce
Domestic
Short-term loans	$518	$510
Line of credit accounts(b)	279	282
Installment loans	1,027	1,177
Foreign
Short-term loans	$567	$539
Installment loans	1,155	1,144
Consolidated
Short-term loans	$523	$508
Line of credit accounts(b)	279	282
Installment loans	1,169	1,286
Total consumer loans	528	514

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.
(b)	Represents the average amount of each incremental draw on line of credit accounts.

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

Consumer Loan Loss Experience

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased to 20.3% in 2012 from 19.2% in 2011, primarily due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer Loan Loss Provision” section above.

The consumer loan loss provision in 2012 and 2011 was $316.3 million and $225.7 million, respectively, and included $0.4 million and $0.2 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $293.2 million and $201.3 million in 2012 and 2011, respectively.

The following tables show consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans by quarter and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$259,078	$296,938	$336,071	$375,121
Gross - Guaranteed by the Company(a)	44,503	53,985	55,271	64,736
Combined consumer loans and fees receivable, gross(b)	$303,581	$350,923	$391,342	$439,857
Allowance and liability for losses on consumer loans	60,706	73,366	82,683	89,201
Combined consumer loans and fees receivable, net(b)	$242,875	$277,557	$308,659	$350,656
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	20.0%	20.9%	21.1%	20.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$161,145	$197,582	$238,977	$285,850
Gross - Guaranteed by the Company(a)	38,750	47,259	51,218	59,423
Combined consumer loans and fees receivable, gross(b)	$199,895	$244,841	$290,195	$345,273
Allowance and liability for losses on consumer loans	36,721	39,348	49,822	66,134
Combined consumer loans and fees receivable, net(b)	$163,174	$205,493	$240,373	$279,139
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	18.4%	16.1%	17.2%	19.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Consumer Loan Loss Experience by Product

Management evaluates loss rates for all of its consumer loan products to determine credit quality and evaluate trends. For short-term loans, the Company evaluates consumer loan losses as a percentage of combined consumer loans written and renewed. For line of credit accounts and installment loans, the Company evaluates consumer loan losses as a percentage of the average consumer loan balance outstanding and the average combined consumer loan balance outstanding, respectively, for each portfolio.

Short-term Loans

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and increases throughout the year.

The following table includes information related only to the Company’s short-term consumer loan product and shows the Company’s loss experience trends for short-term consumer loans for 2012 and 2011 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Short-term consumer loans:
Consumer loan loss provision	$44,547	$50,561	$51,464	$55,753	$202,325
Charge-offs (net of recoveries)	52,033	44,272	52,403	53,724	202,432
Short-term consumer loans written and renewed:(a)
Company owned	$497,877	$509,304	$524,738	$553,744	$2,085,663
Guaranteed by the Company(b)	217,446	233,666	251,981	262,253	965,346
Combined consumer loans written and renewed	$715,323	$742,970	$776,719	$815,997	$3,051,009
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.8%	6.6%	6.8%	6.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.3%	6.0%	6.7%	6.6%	6.6%
Consumer loan loss provision as a % of consumer loan fees	32.6%	36.7%	35.3%	37.3%	35.5%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	20.5%	21.3%	20.3%	19.2%	19.2%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Short-term consumer loans:
Consumer loan loss provision	$33,722	$37,199	$48,065	$61,812	$180,798
Charge-offs (net of recoveries)	38,137	36,569	41,393	51,228	167,327
Short-term consumer loans written and renewed:(a)
Company owned	$404,131	$455,916	$521,131	$552,668	$1,933,846
Guaranteed by the Company(b)	207,474	210,642	242,215	252,105	912,436
Combined consumer loans written and renewed	$611,605	$666,558	$763,346	$804,773	$2,846,282
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	5.5%	5.6%	6.3%	7.7%	6.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.2%	5.5%	5.4%	6.4%	5.9%
Consumer loan loss provision as a % of consumer loan fees	30.8%	32.3%	34.8%	41.8%	35.4%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	18.9%	16.3%	17.7%	19.9%	19.9%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

Line of Credit Accounts

The consumer loan loss provision as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the third and fourth quarters with higher loan demand.

Consumer loan loss provision as a percentage of consumer loan fees are generally higher for line of credit accounts because the highest level of default is exhibited in the early stages of the loan, while the revenue is recognized over the term of the loan. As a result, particularly in periods of higher growth for line of credit account portfolios, which has been the case in recent years, the consumer loan loss provision as a percentage of consumer loan fees will be higher for this product than for the Company’s short-term loan products. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for line of credit accounts is typically lower than the short-term loan products offered by the Company.

The following tables include information related only to the Company’s line of credit product and show the Company’s loss experience trends for line of credit accounts for 2012 and 2011 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Line of credit accounts:
Consumer loan loss provision	$3,420	$5,185	$9,656	$16,534
Charge-offs (net of recoveries)	3,625	3,460	6,736	13,590
Average consumer loan balance(a)	$20,882	$25,355	$34,599	$40,652
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	16.4%	20.4%	27.9%	40.7%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	17.4%	13.6%	19.5%	33.4%
Consumer loan loss provision as a % of consumer loan fees	29.4%	36.3%	48.1%	60.0%
Allowance for losses as a % of average consumer loan balance(a)	16.8%	20.7%	23.6%	27.3%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for line of credit accounts.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Line of credit accounts:
Consumer loan loss provision	$908	$878	$2,527	$3,512
Charge-offs (net of recoveries)	3,055	475	1,162	2,433
Average consumer loan balance(a)	$10,410	$10,137	$13,855	$18,714
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	8.7%	8.7%	18.2%	18.8%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	29.3%	4.7%	8.4%	13.0%
Consumer loan loss provision as a % of consumer loan fees	17.0%	13.4%	28.4%	35.8%
Allowance for losses as a % of average consumer loan balance(a)	8.4%	12.6%	19.1%	19.9%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for line of credit accounts.

Installment Loans

For installment loans, the consumer loan loss provision as a percentage of average combined consumer loan balance is more consistent throughout the year. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, the Company does not experience the higher levels of repayments in the first quarter for these loans as it experiences with short-term loans and to a lesser extent, line of credit accounts.

Consumer loan loss provision as a percentage of consumer loan fees are generally higher for the installment loan product because the highest level of default is exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. In addition, installment loans typically have a higher average amount per loan. As a result, particularly in periods of higher growth for the installment loan portfolio, which has been the case in recent years, the consumer loan loss provision as a percentage of consumer loan fees typically is higher for this product than for the Company’s short-term consumer loan products and line of credit accounts. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for installment loans is typically lower than the short-term loan products offered by the Company.

The following tables include information related only to the Company’s installment loan product and show the Company’s loss experience trends for installment loans for 2012 and 2011 (dollars in thousands):

	2012
Installment loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$14,416	$16,651	$23,179	$24,930
Charge-offs (net of recoveries)	12,153	12,005	15,843	23,385
Installment loan average loan balance:(a)
Company owned	$72,396	$82,365	$102,291	$124,060
Guaranteed by the Company(b)	6,734	6,170	6,502	8,051
Combined average consumer loan balance(c)	$79,130	$88,535	$108,793	$132,111
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	18.2%	18.8%	21.3%	18.9%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	15.4%	13.6%	14.6%	17.7%
Consumer loan loss provision as a % of consumer loan fees	58.7%	58.4%	59.2%	54.2%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.8%	22.9%	25.4%	22.1%

(a)	The average consumer loan balance for installment loans is the simple average of the beginning and ending consumer loan balance for installment loans.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

	2011
Installment loans:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan loss provision	$4,870	$7,052	$9,984	$15,163
Charge-offs (net of recoveries)	3,378	5,458	7,547	10,514
Installment loan average loan balance:(a)
Company owned	$20,551	$28,343	$42,271	$60,458
Guaranteed by the Company(b)	3,652	4,129	5,486	6,822
Combined average consumer loan balance(c)	$24,203	$32,472	$47,757	$67,280
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	20.1%	21.7%	20.9%	22.5%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	14.0%	16.8%	15.8%	15.6%
Consumer loan loss provision as a % of consumer loan fees	59.9%	66.7%	61.8%	68.0%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.5%	19.4%	18.3%	19.9%

(a)	The average consumer loan balance for installment loans is the simple average of the beginning and ending consumer loan balance for installment loans.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(c)	Non-GAAP measure.

Total Expenses

The table below shows total expense by segment, for corporate operations and by significant category for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$221,841	$79,494	$42,302	$343,637	$212,098	$64,668	$45,257	$322,023
Occupancy	111,378	8,670	4,111	124,159	95,483	6,939	3,382	105,804
Marketing	12,884	108,810	192	121,886	13,963	73,330	129	87,422
Other	67,358	37,384	20,190	124,932	51,307	28,184	16,528	96,019
Total operations and administration	413,461	234,358	66,795	714,614	372,851	173,121	65,296	611,268
Depreciation and amortization	47,612	13,272	14,544	75,428	32,036	11,263	10,850	54,149
Total expenses	$461,073	$247,630	$81,339	$790,042	$404,887	$184,384	$76,146	$665,417
Year-over-year change - $
Operations and administration	$40,610	$61,237	$1,499	$103,346	$43,089	$36,951	$10,094	$90,134
Depreciation and amortization	15,576	2,009	3,694	21,279	4,740	2,704	2,782	10,226
Total	$56,186	$63,246	$5,193	$124,625	$47,829	$39,655	$12,876	$100,360
Year-over-year change - %	13.9%	34.3%	6.8%	18.7%	13.4%	27.4%	20.4%	17.8%

Consolidated total expenses increased $124.6 million, or 18.7%, to $790.0 million in 2012 compared to $665.4 million in 2011. Total expenses for the retail services segment increased $56.2 million, or 13.9%, to $461.1 million during 2012 compared to $404.9 million in 2011. Expenses of $21.1 million related to the Mexico Reorganization are included in the retail services segment total expenses in 2012, which is composed of operations and administration expenses of $8.5 million and depreciation and amortization expenses of $12.6 million. Additionally, in the retail services segment, the Company incurred $13.4 million of charges related to the Ohio Reimbursement Program in 2012. Total expenses for the e-commerce segment increased $63.2 million, or 34.3%, to $247.6 million in 2012. Charges of $3.9 million related to activities associated with the proposed Enova IPO, which was withdrawn in July 2012, are included in the e-commerce segment in the third quarter of 2012.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment increased $40.6 million, or 10.9%, to $413.5 million during 2012 compared to 2011. Personnel expense for the retail services segment increased $9.7 million, or 4.6%, during 2012, primarily due to normal increases in personnel resulting from acquisitions and de novo store growth and $2.4 million of employee termination costs related to the Mexico Reorganization. Occupancy expense increased $15.9 million, or 16.6%, during 2012, primarily due to normal rent increases, acquisitions and de novo store growth and lease termination costs related to the Mexico Reorganization of approximately $1.6 million. Other expenses increased $16.1 million during 2012, primarily due to expenses associated with the Ohio Reimbursement Program of $13.4 million and $4.4 million of charges related to the Mexico Reorganization, consisting of impairment on other assets, inventory shrinkage, loss on sales of assets and other restructuring charges.

E-Commerce

Operations and administration expenses for the e-commerce segment increased $61.2 million, or 35.4%, to $234.4 million during 2012. Personnel expense increased $14.8 million, or 22.9%, primarily due to the addition of new personnel to support the e-commerce segment’s growth and incentive accruals due to the strong financial performance of the e-commerce segment. Marketing expense increased $35.5 million, or 48.4%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. Online and other marketing costs, excluding lead purchase costs, increased $29.2 million, primarily due to higher expenses for television marketing and sponsored search expenses. In addition, lead purchase expenses increased $6.3 million. The increase in other expenses was primarily due to costs related to the withdrawn proposed Enova IPO and associated activities, including $3.9 million of deferred expenses directly related to the withdrawn proposed IPO, which were expensed during 2012 due to the withdrawal of the Registration Statement in connection with the withdrawn IPO on July 25, 2012.

Corporate

Corporate administration expense increased $1.5 million, or 2.3%, to $66.8 million in 2012, primarily due to expenses for due diligence conducted on an abandoned acquisition opportunity in a foreign market, which were $2.3 million in 2012, partially offset by decreased personnel expense due to lower expenses related to incentives.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $21.3 million, or 39.3%, primarily due to increased expenses in the retail services segment. Depreciation and amortization expenses at the retail services segment increased $15.6 million, or 48.6%, to $47.6 million, primarily due to impairment charges and losses in the Company’s Mexico operations on property and equipment in connection with the Mexico Reorganization, indefinite-lived assets and other intangible assets of $7.5 million, $2.5 million and $2.6 million, respectively. The remaining increase was mainly due to additional depreciation expenses associated with the Company’s new proprietary domestic point-of-sale system, locations acquired in late 2011 and 2012, and normal facility upgrades and remodels. Depreciation and amortization expenses at the e-commerce segment increased $2.0 million, or 17.8%, to $13.3 million. Depreciation and amortization expenses for corporate operations increased $3.7 million, or 34.0%, to $14.5 million, primarily related to additional depreciation expenses associated with the Company’s new proprietary domestic point-of-sale system.

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

Income Taxes

The Company’s effective tax rate was 45.4% in 2012 compared to 37.9% in 2011. During 2012, the Company recorded a deferred tax asset of $9.3 million related to the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione. The Company recorded a valuation allowance of $21.8 million, including

$12.0 million related to the net deferred tax assets at its Mexico-based pawn operations, $0.5 million related to the net deferred tax assets in Mexico generated by the e-commerce segment, and $9.3 million related to the deferred tax asset associated with the Creazione stock basis difference. Without the effect of these items the Company’s effective tax rate for 2012 would have been 38.6%. The increase of 0.7% over the 2011 rate was primarily due to increased losses from foreign operations subject to lower foreign statutory tax rates.

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

As of December 31, 2012, the Company’s Mexico-based pawn operations were owned by Creazione. Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.”

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

The Company historically has generated significant cash flow through normal operating activities for funding both long-term and short-term needs. As a result, operating cash flow is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset-backed securities or commercial paper. To the extent that the current mix of consumer loans migrates significantly to long term, lower yielding products, the Company may begin utilizing funding alternatives such as asset-based instruments or supplemental short term lines of credit to address liquidity needs.

Management considers additional sources of long-term funding when strategic transactions, such as large scale acquisitions, are necessary or desirable. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term debt securities.

As of December 31, 2013, 2012 and 2011, the Company was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing bank line of credit or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which predominately have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to its lending practices to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the sale of assets, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
Cash provided by operating activities	$586,430		$518,281		$454,004
Cash used in investing activities
Pawn activities	$(33,564)		$2,449		$(54,912)
Consumer loans	(420,488)		(375,032)		(297,029)
Acquisitions	(165,284)		(78,217)		(49,539)
Property and equipment additions	(61,272)		(79,399)		(75,049)
Proceeds from sale of marketable securities	6,616		-		-
Proceeds from sale of assets	-		5,471		-
Investment in equity securities	-		(1,000)		(5,000)
Other investing	776		(926)		(515)
Total cash used in investing activities	(673,216)		(526,654)		(482,044)
Cash provided by financing activities	$89,289		$7,028		$51,643
Working capital	$862,067		$710,566		$644,891
Current ratio	5.8	x	4.8	x	4.8	x
Merchandise turnover	2.4	x	3.0	x	3.1	x
Total debt to adjusted EBITDA ratio(a)	2.4	x	1.8	x	1.8	x

(a)	Non-GAAP measure. See “Overview—Non-GAAP Disclosure—Adjusted EBITDA” section for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Operating Activities

2013 comparison to 2012

Net cash provided by operating activities increased $68.1 million, or 13.1%, from $518.3 million in 2012 to $586.4 million in 2013. The significant components of the increase in net cash provided by operating activities included a $41.2 million increase in net income and a $35.0 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of consumer loan growth in the e-commerce segment. Changes in accounts payable and accrued expenses contributed a net $2.6 million increase in cash provided by operating activities, which was primarily due to an increase of $18.0 million, partially offset by decreases of $15.4 million. The increase of $18.0 million is due to the 2013 Litigation Settlement, which the Company expects to pay during the first quarter of 2014. The decreases of $15.4 million are primarily due to; $6.4 million of payments made to customers and $1.7 million of expenses paid in connection with the Ohio Reimbursement Program; $5.0 million from the Ohio Adjustment; and $2.3 million of other changes in accounts payable and accrued expenses. Another component of the decrease in cash provided by operating activities was an increase in restricted cash due to the establishment of an $8.0 million restricted cash fund in 2013 in connection with the Company’s Consent Order with the CFPB, which the Company is required to maintain until the second quarter of 2014. See “Recent Developments—Regulatory, Litigation and Other Developments” for further information about the 2013 Litigation Settlement, the Ohio Reimbursement Program and the CFPB Consent Order.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

2012 comparison to 2011

Net cash provided by operating activities increased $64.3 million, or 14.2%, from $454.0 million in 2011 to $518.3 million in 2012. Two significant components of the increase in net cash provided by operating activities during 2012 compared to 2011 were a $33.5 million decrease in net income and a $90.6 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of loan growth in the e-commerce segment. In addition, depreciation and amortization expenses, which are also non-cash expenses, increased $21.3 million, primarily due to the disposition activities related to the Mexico Reorganization, the implementation of the Company’s domestic point-of-sale system, which was placed in service in July 2011, and the investments in retail services locations in 2012 and 2011. Also, a decrease in merchandise purchased from customers and other third parties combined with disposition of these goods to create an increase in cash provided by operating activities by $17.4 million in 2012 compared to 2011. The increase in cash provided by operating activities was partially offset by decreases in cash provided by current and deferred income taxes. Results in 2011 were positively impacted by a $12.3 million and $25.6 million current and deferred tax benefit, respectively, resulting from a change in the timing of tax deductions for internally-developed software costs as well as the impact of increased bonus depreciation rules in effect for all of 2011. In addition, the Company recorded a decrease in deferred income taxes related to the Mexico Reorganization, as described below. The increase in cash flows from operating activities in 2012 was also offset by a decrease of $33.5 million in net income.

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

Cash Flows from Investing Activities

2013 comparison to 2012

Net cash used in investing activities increased $146.5 million, or 27.8%, from $526.7 million in 2012 to $673.2 million in 2013. During 2013, the Company used $165.3 million for acquisitions as described below, an increase of $87.1 million from 2012. In addition, the Company used $45.5 million of additional cash for consumer loan activities in 2013 compared to 2012, primarily as a result of growth in consumer loans written in the Company’s e-commerce segment. Cash used by pawn lending activities increased by $36.0 million, primarily due to a decrease in the disposition of merchandise through commercial sales of gold resulting in an increase in merchandise available for disposition in retail services locations, which is a result of the Company’s strategy to emphasize the sale of gold through retail channels rather than commercial channels. Offsetting these increases in the use of cash was an $18.1 million decrease in purchases of property and equipment as described below and a $6.6 million increase in cash from proceeds received from the sale of marketable securities during 2013.

The Company completed the acquisition of 76 domestic pawn lending locations in 2013, including the acquisition of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition) and the acquisition of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina). Consideration for these acquisitions was paid in cash and funded by available cash and through the Company’s Domestic and Multi-currency Line of Credit. See “Recent Developments—2013 Business Developments” for further discussion of these acquisitions.

During 2013, expenditures for property and equipment used $61.3 million of cash, compared to $79.4 million in 2012. The $18.1 million decrease in the use of cash primarily related to decreased expenditures at the Company’s retail services locations for the remodeling of existing locations and decreased expenditures related to the expansion of the Company’s e-commerce offices, which occurred in 2012.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for 2014 will be between $70 million and $80 million, excluding acquisitions of retail services locations, primarily for the remodeling of stores, facility upgrades, technology infrastructure and the establishment of approximately 5 to 10 new retail services locations.

2012 comparison to 2011

Net cash used in investing activities increased $44.7 million, or 9.3%, from $482.0 million in 2011 to $526.7 million in 2012. The primary components of this increase were $78.2 million of cash used for acquisition activities as described below, an increase of $28.7 million over 2011, and $78.0 million of additional cash used in consumer loan lending activities, primarily as a result of growth in loans written in the Company’s e-commerce segment. These uses were offset by a $57.4 million increase in cash provided by pawn lending activities, primarily due to a lower rate of growth in the Company’s domestic pawn loan portfolio, an increase in pawn loans repaid and lower balances in the Mexico pawn loan portfolio as a result of the Mexico Reorganization.

The Company completed the acquisition of 37 domestic pawn lending locations in 2012, including the acquisition of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee and the acquisition of a nine-store chain of pawn lending locations located in Arizona. In 2011, the Company completed the acquisition of eight domestic pawn lending locations, including the acquisition of a seven-store chain of pawn lending locations located in Tucson, Flagstaff and Yuma, Arizona. Consideration for these acquisitions was paid in cash and funded by available cash and through the Company’s Domestic and Multi-Currency Line of Credit. See “Recent Developments—2012 Business Developments” for further discussion of the 2012 acquisitions.

Cash Flows from Financing Activities

2013 comparison to 2012

Net cash provided by financing activities increased $82.3 million, from $7.0 million in 2012 to $89.3 million in 2013. The increase was primarily due to a net increase in the proceeds received from issuance of long-term debt of $248.0 million, mainly from the issuance and sale of $300.0 million of 2018 Senior Notes in May of 2013, which is discussed in greater detail below. Offsetting this source of cash was a $145.2 million increase in cash used in 2013 for payments and repurchases of long-term debt, including the repayment of outstanding balances under the Company’s Domestic and Multi-currency Line of Credit, for other existing indebtedness, including the repurchase, through privately negotiated transactions, of $12.0 million principal amount of the Company’s senior unsecured convertible notes due 2029 (“2029 Convertible Notes”) for aggregate consideration of $19.8 million plus accrued interest, and for debt issuance costs incurred in conjunction with the issuance of the 2018 Senior Notes and the amendments to the Domestic and Multi-currency Line of Credit.

Additionally, the Company used $22.5 million more in 2013 than in 2012 for repurchases of shares of Company common stock, mostly through open market transactions pursuant to a 2013 authorization by the Company’s Board of Directors. In 2013, the Company repurchased $47.6 million of the Company’s common shares. See “Share Repurchases” section below for additional information.

On May 15, 2013, the Company issued and sold the 2018 Senior Notes for an aggregate principal amount of $300.0 million. The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes bear interest at a rate of 5.75% per year on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company. The 2018 Senior Notes are guaranteed by all of the Company’s domestic subsidiaries and one foreign subsidiary. In connection with a registration rights agreement entered into with the initial purchasers at the time the 2018 Senior Notes were issued, the Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission in January 2014 and has completed an offer to exchange the unregistered 2018 Senior Notes with identical new notes registered under the Securities Act.

In addition, on May 10, 2013, the Company entered into an agreement to amend the terms of its existing Domestic and Multi-currency Line of Credit. The primary provisions of the amendment to the Domestic and Multi-currency Line of Credit included an extension of the maturity date from March 31, 2015 to March 31, 2018 and a decrease in the total credit available from $380.0 million to $280.0 million, subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. When the Company amended its Domestic and Multi-currency Line of Credit, it also extended the maturity date of its 2018 Variable Rate Notes and its standby letter of credit facility (each of which were entered into originally on the same date as the Domestic and Multi-currency Line of Credit) from March 31, 2015 to March 31, 2018.

As of December 31, 2013, the Company’s available borrowings under its Domestic and Multi-currency Line of Credit were $86.3 million. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $862.1 million is sufficient to meet the Company’s anticipated capital requirements for its business, including the planned redemption in 2014 of the remainder of the Company’s outstanding 2029 Convertible Notes, which was $103.0 million as of December 31, 2013.

The Company had standby letters of credit of $17.6 million issued under its $20.0 million standby letter of credit facility as of December 31, 2013.

2012 comparison to 2011

Net cash provided by financing activities decreased $44.6 million, or 86.4%, from $51.6 million of cash provided in 2012 to $7.0 million provided in 2013. This was primarily due to a $41.8 million decrease in the amount of borrowings, net of repayments and debt issuance costs, in 2012 compared to 2011, which are described in further detail below. During 2012, the Company used $4.6 million more than in 2011 for the repurchase of shares of Company common stock primarily through open market transactions, pursuant to a 2011 authorization by the Board of Directors of the Company. Additionally, the Company used $5.6 million of cash for the purchase of the outstanding shares of minority interest shareholders associated with the Company’s Mexico-based pawn operations.

In August 2012, the Company issued and sold a total of $52.0 million in long-term notes in two series, including $47.0 million aggregate principal amount of its 6.00% Series A Senior Notes due August 28, 2019 (the “Series A Notes”) and $5.0 million aggregate principal amount of its 6.58% Series B Senior Notes due August 28, 2022 (the “Series B Notes,” and together with the Series A Notes, the “Notes”). The Notes were sold in a private placement pursuant to a Note Purchase Agreement dated August 28, 2012 by and among the Company and certain purchasers listed therein. The Notes are senior unsecured obligations of the Company. The Series A Notes are payable in five annual installments of $9.4 million beginning August 28, 2015, and the Series B Notes are payable in seven annual installments of approximately $0.7 million beginning August 28, 2016. In addition, the Company may, at its option, prepay all or a minimum portion of $1.0 million of the Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The Notes are guaranteed by all of the Company’s domestic subsidiaries. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under the Domestic and Multi-Currency Line, and used the remaining portion for general corporate purposes.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2013, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Bank line of credit	$-	$-	$-	$-	$193,717	$-	$193,717
Other long-term debt (a)	22,606	32,006	32,720	25,720	312,387	120,833	546,272
Interest on other long-term debt (b)	27,808	23,147	21,653	20,111	10,553	1,881	105,153
Non-cancelable leases(c)	61,350	50,052	41,195	29,933	21,103	60,379	264,012
Total	$111,764	$105,205	$95,568	$75,764	$537,760	$183,093	$1,109,154

(a)

The 2029 Convertible Notes are net of a discount of $1.2 million. The 2029 Convertible Notes have a stated maturity date of May 15, 2029; however, the Company expects to repay the $103.0 million balance owed in cash during 2014 with excess cash from operations and borrowings under its Domestic and Multi-Currency Line of Credit. If the balance is paid in 2014 as expected, the 2014 total contractual obligations of the Company would be $214,764, and the total contractual obligations for “Thereafter” would be $80,093. See “Item 8. Financial Statements and Supplementary Data—Note 11.”

(b)

Represents cash payments for interest and excludes interest obligations on all of the Company’s variable rate debt. See “Item 8. Financial Statements and Supplementary Data—Note 11” for further discussion of the Company’s long-term debt.

(c)	Represents obligations due under long-term operating leases. See “Item 8. Financial Statements and Supplementary Data—Note 13” for further discussion of the Company’s operating lease obligations.

Share Repurchases

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and canceled the Company’s previous share repurchase authorization from January 2011. During 2013, the Company purchased 966,700 shares in open market transactions under this authorization for a total investment of $46.1 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

At December 31, 2013, there were 1,533,300 shares remaining under the 2013 authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the year ended December 31, 2013, see “Item 5(c) — Issuer Purchases of Equity Securities” in Part II.

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

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, typically have an average term of less than 24 months, with available terms of up to 42 months. As of December 31, 2013 and 2012, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $59.0 million and $64.7 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.1 million and $3.5 million as of December 31, 2013 and 2012, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing over the long term through an appropriate mix of fixed and variable rate debt. Derivative financial instruments, such as interest rate cap agreements, have historically been used for the purpose of managing fluctuating interest rate exposures that exist from variable rate debt obligations that are expected to remain outstanding. As of December 31, 2013 and 2012, the Company did not have any outstanding interest rate cap agreements. In 2013, the Company’s weighted average variable rate borrowings outstanding were $180.5 million. If prevailing interest rates were to increase 100 basis points and the average variable rate borrowings outstanding for the year ended December 31, 2013 remained constant, the Company’s interest expense would increase by $1.8 million, and net income attributable to the Company would have decreased by $1.1 million for the year ended December 31, 2013.

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

Foreign Currency Exchange Risk

The Company periodically uses forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the consolidated statements of income. The following tables set forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2013 and 2012, the total gains or losses recorded in 2013 and 2012, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2013	Gain/(loss) recorded in 2013(a)	Sensitivity Analysis (b)
British pound	$76,760	$(2,212)	$($4,988)
Australian dollar	4,787	399	(313)
Total	$81,547	$(1,813)	$($5,301)
	Notional amount of outstanding contracts as of December 31, 2012	Gain/(loss) recorded in 2012(a)	Sensitivity Analysis (b)
British pound	$92,571	$(4,561)	$(6,043)
Australian dollar	1,242	(233)	(81)
Total	$93,813	$(4,794)	$(6,124)

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of foreign intercompany balances.
(b)	Represents the decrease to net income attributable to the Company due to a hypothetical 10% strengthening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cash America International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 3, 2014

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$69,238	$63,134
Restricted cash	8,000	-
Pawn loans	261,148	244,640
Consumer loans, net	358,841	289,418
Merchandise held for disposition, net	208,899	167,409
Pawn loan fees and service charges receivable	53,438	48,991
Income taxes receivable	9,535	-
Prepaid expenses and other assets	33,655	35,605
Deferred tax assets	38,800	48,992
Total current assets	1,041,554	898,189
Property and equipment, net	261,223	261,771
Goodwill	705,579	608,216
Intangible assets, net	52,256	36,473
Other assets	21,129	13,609
Total assets	$2,081,741	$1,818,258

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$142,078	$126,664
Customer deposits	14,803	11,420
Income taxes currently payable	-	5,922
Current portion of long-term debt	22,606	43,617
Total current liabilities	179,487	187,623
Deferred tax liabilities	101,417	101,711
Noncurrent income tax payable	-	2,703
Other liabilities	1,031	888
Long-term debt	717,383	534,713
Total liabilities	$999,318	$827,638

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024
Additional paid-in capital	150,833	157,613
Retained earnings	1,017,981	879,434
Accumulated other comprehensive income	4,649	3,128
Treasury shares, at cost (2,224,902 shares and 1,351,712 shares at December 31, 2013 and 2012, respectively)	(94,064)	(51,304)
Total Cash America International, Inc. shareholders’ equity	1,082,423	991,895
Noncontrolling interest	-	(1,275)
Total equity	1,082,423	990,620
Total liabilities and equity	$2,081,741	$1,818,258

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Pawn loan fees and service charges	$311,799	$300,929	$282,197
Proceeds from disposition of merchandise	595,439	703,767	688,884
Consumer loan fees	878,183	781,520	598,646
Other	11,805	14,214	13,337
Total Revenue	1,797,226	1,800,430	1,583,064
Cost of Revenue
Disposed merchandise	410,613	478,179	447,617
Consumer loan loss provision	351,255	316,294	225,688
Total Cost of Revenue	761,868	794,473	673,305
Net Revenue	1,035,358	1,005,957	909,759
Expenses
Operations and administration	750,304	714,614	611,268
Depreciation and amortization	73,271	75,428	54,149
Total Expenses	823,575	790,042	665,417
Income from Operations	211,783	215,915	244,342
Interest expense	(36,317)	(29,131)	(25,528)
Interest income	72	144	81
Foreign currency transaction loss	(1,205)	(313)	(1,265)
Loss on extinguishment of debt	(607)	-	-
Equity in loss of unconsolidated subsidiary	(136)	(295)	(104)
Income before Income Taxes	173,590	186,320	217,526
Provision for income taxes	30,754	84,656	82,360
Net Income	142,836	101,664	135,166
Net (income) loss attributable to the noncontrolling interest	(308)	5,806	797
Net Income Attributable to Cash America International, Inc.	$142,528	$107,470	$135,963
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$4.97	$3.64	$4.59
Diluted	$4.66	$3.42	$4.25
Weighted average common shares outstanding:
Basic	28,657	29,514	29,602
Diluted	30,613	31,452	31,991
Dividends declared per common share	$0.14	$0.14	$0.14

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$142,836	$101,664	$135,166
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain(a)	–	12	98
Foreign currency translation gain (loss)(b)	1,664	9,064	(12,679)
Marketable securities unrealized (loss) gain(c)	(254)	1,060	496
Total other comprehensive gain (loss), net of tax	1,410	10,136	(12,085)
Comprehensive income	$144,246	$111,800	$123,081
Net (income) loss attributable to the noncontrolling interest	(308)	5,806	797
Foreign currency translation loss (gain) attributable to the noncontrolling interest	111	(112)	392
Comprehensive (income) loss attributable to the noncontrolling interest	(197)	5,694	1,189
Comprehensive income attributable to Cash America International, Inc.	$144,049	$117,494	$124,270

(a)	Net of tax (provision) of $(6) and $(53) for the years ended December 31, 2012 and 2011.
(b)	Net of tax (provision) benefit of $(1,177), $(1,426) and $626 for the years ended December 31, 2013, 2012 and 2011.
(c)	Net of tax benefit (provision) of $136, $(570) and $(266) for the years ended December 31, 2013, 2012 and 2011.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(3,949)			131,382	4,352	403		403
Stock-based compensation expense			4,934					4,934		4,934
Income tax benefit from stock-based compensation			1,040					1,040		1,040
Net income attributable to Cash America International, Inc.				135,963				135,963		135,963
Dividends paid				(4,111)				(4,111)		(4,111)
Unrealized derivatives gain, net of tax					98			98		98
Foreign currency translation loss, net of tax					(12,287)			(12,287)	(392)	(12,679)
Marketable securities unrealized gain, net of tax					496			496		496
Purchases of treasury shares						(457,423)	(20,488)	(20,488)		(20,488)
Loss attributable to noncontrolling interests								-	(797)	(797)
Balance at December 31, 2011	30,235,164	3,024	167,683	776,060	(6,896)	(1,011,356)	(37,419)	902,452	5,138	907,590
Shares issued under stock-based plans			(9,847)			307,070	11,631	1,784		1,784
Stock-based compensation expense			4,804					4,804		4,804
Income tax benefit from stock based compensation			2,638					2,638		2,638
Net income attributable to Cash America International, Inc.				107,470				107,470		107,470
Dividends paid				(4,096)				(4,096)		(4,096)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					8,952			8,952	112	9,064
Marketable securities unrealized gain, net of tax					1,060			1,060		1,060
Purchases of treasury shares						(647,426)	(25,516)	(25,516)		(25,516)
Loss attributable to noncontrolling interests								-	(5,806)	(5,806)
Purchase of noncontrolling interest			(7,665)					(7,665)	(719)	(8,384)
Balance at December 31, 2012	30,235,164	3,024	157,613	879,434	3,128	(1,351,712)	(51,304)	991,895	(1,275)	990,620
Shares issued under stock-based plans			(4,871)			127,087	4,871	-		-
Stock-based compensation expense			4,908					4,908		4,908
Income tax benefit from stock-based compensation			595					595		595
Redemption of convertible debt			(7,621)					(7,621)		(7,621)
Net income attributable to Cash America International, Inc.				142,528				142,528		142,528
Dividends paid				(3,981)				(3,981)		(3,981)
Foreign currency translation gain (loss), net of tax					1,775			1,775	(111)	1,664
Marketable securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(1,000,277)	(47,631)	(47,631)		(47,631)
Income attributable to noncontrolling interests								-	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287
Balance at December 31, 2013	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423	$-	$1,082,423

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2013				2012		2011
Cash Flows from Operating Activities
Net Income	$		142,836	$	101,664	$	135,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses			73,271		75,428		54,149
Amortization of debt discount and issuance costs			6,206		3,811		3,566
Consumer loan loss provision			351,255		316,294		225,688
Stock-based compensation			4,908		4,804		4,934
Deferred income taxes, net			8,857		(3,521)		25,563
Excess income tax benefit from stock-based compensation			(595)		(2,638)		(1,040)
Other			3,014		8,601		2,884
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited			7,308		10,229		(7,150)
Pawn loan fees and service charges receivable			(680)		1,312		(5,707)
Finance and service charges on consumer loans			(4,823)		(8,218)		(9,426)
Restricted cash			(8,000)		-		-
Prepaid expenses and other assets			(577)		(284)		2,337
Accounts payable and accrued expenses			16,601		14,038		9,916
Current and noncurrent income taxes			(14,738)		(3,676)		12,524
Other operating assets and liabilities			1,587		437		600
Net cash provided by operating activities			586,430		518,281		454,004
Cash Flows from Investing Activities
Pawn loans made			(745,103)		(760,925)		(779,668)
Pawn loans repaid			422,855		426,583		408,105
Principal recovered through dispositions of forfeited pawn loans			288,684		336,791		316,651
Consumer loans made or purchased			(2,079,418)		(1,912,962)		(1,621,836)
Consumer loans repaid			1,658,930		1,537,930		1,324,807
Acquisitions, net of cash acquired			(165,284)		(78,217)		(49,539)
Purchases of property and equipment			(61,272)		(79,399)		(75,049)
Proceeds from sale of marketable securities			6,616		-		-
Proceeds from sale of assets			-		5,471		-
Investment in equity securities			-		(1,000)		(5,000)
Other investing activities			776		(926)		(515)
Net cash used in investing activities			(673,216)		(526,654)		(482,044)
Cash Flows from Financing Activities
Net (payments) borrowings under bank lines of credit			(107,294)		20,172		65,814
Issuance of long-term debt			300,000		52,000		50,000
Net proceeds from re-issuance of treasury shares			-		1,784		403
Debt issuance costs paid			(10,406)		(440)		(2,902)
Payments on/repurchases of notes payable			(41,990)		(34,272)		(38,113)
Excess income tax benefit from stock-based compensation			595		2,638		1,040
Treasury shares purchased			(47,631)		(25,133)		(20,488)
Dividends paid			(3,981)		(4,096)		(4,111)
Purchase of noncontrolling interest			(4)		(5,625)		-
Net cash provided by financing activities			89,289		7,028		51,643
Effect of exchange rates on cash			3,601		1,937		615
Net increase in cash and cash equivalents			6,104		592		24,218
Cash and cash equivalents at beginning of year			63,134		62,542		38,324
Cash and cash equivalents at end of period		$	69,238		63,134		62,542

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Company

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals through retail services locations and e-commerce activities.

The Company offers secured non-recourse loans, commonly referred to as pawn loans, in many of its retail services locations in the United States and Mexico. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans written by the Company and auto equity loans, which are secured by a customer’s vehicle. These secured installment loans may be written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada.

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

In addition, the Company provides check cashing and other ancillary products and services through many of its retail services locations and through its franchised check cashing centers. The ancillary products and services are described in Note 20.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

Cash and Cash Equivalents

The Company considers cash on hand in operating locations, deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

Restricted cash represents the amount mandated by the Consumer Financial Protection Bureau (“CFPB”) through its November 20, 2013 Consent Order to be set aside for payments to customers in connection with the Ohio reimbursement program. See Note 13 for further discussion of the reimbursements to Ohio customers in connection with the Ohio reimbursement program. Changes in restricted cash are reflected in “Cash flows from operating activities” in the consolidated statement of cash flows.

Pawn Loans, Pawn Loan Fees and Service Charges

Revenue Recognition

Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Revenue Recognition

The Company recognizes consumer loan fees based on the loan products it offers. “Consumer loan fees” in the consolidated statements of income include: interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company writes, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. For line of credit accounts, interest is recognized during the period based upon the balance outstanding and the contractual interest rate, and fees are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. CSO fees are recognized on an effective yield basis over the term of the loan. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

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

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. All payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying forfeited pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. Because the Company’s pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness with outside third parties, but instead bases its lending decision on an evaluation of the pledged personal property and the borrower’s transaction history with the Company. The amount financed is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s proprietary automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs physical counts of its merchandise in each location during the year and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance deducted from the carrying value of merchandise held for disposition amounted to $0.9 million at both December 31, 2013 and 2012, respectively. The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million as of December 31, 2013 and 2012.

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

Software Development Costs

The Company applies ASC 350, Internal Use Software (“ASC 350”), to its software purchase and development activities. Under ASC 350, eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years, except the Company’s proprietary point-of-sale system, which is being amortized over 10 years.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2013 and determined that the fair value of its goodwill exceeded carrying value, and, as a result, no impairment existed at that date.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2013. The Company elected to perform a qualitative assessment in accordance with FASB Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

There were no triggering events between June 30, 2013 and December 31, 2013 that would require an additional impairment analysis of the Company’s goodwill or other indefinite-lived intangible assets. As of December 31, 2013, the Company had $705.6 million of goodwill, of which $646.9 million is expected to be deductible for tax purposes.

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

Hedging and Derivatives Activity

As a policy, the Company does not hold issue or trade derivative instruments for speculative purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements and foreign currency forward contracts for hedging purposes. The Company uses foreign currency forward contracts to minimize the effects of foreign currency risk in the United Kingdom and Australia. See Note 17. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815, Derivatives and Hedging.

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323, Investments—Equity Method and Joint Ventures, and ASC 325, Investments—Other—Cost Method Investments, respectively. The Company’s marketable securities, except for marketable securities related to certain of the Company’s nonqualified deferred compensation plans, which are described below, are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. During the year ended December 31, 2013, the Company sold all of its marketable securities not held in the Company’s nonqualified deferred compensation plans. See “Accumulated Other Comprehensive Income (Loss)” section in Note 14. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable and non-marketable equity securities are held in “Prepaid expenses and other assets” in the consolidated balance sheets.

The Company also holds marketable securities related to its nonqualified deferred compensation plans for certain employees. See Note 15 for a description of these plans. The securities are classified as trading securities and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the unrealized gains and losses on these securities are netted with the costs of the plan in “Operations and administration expenses” on the consolidated statements of income. These marketable securities are recorded at fair value and have an offsetting liability of equal amount. The assets related to the nonqualified deferred compensation plans are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated subsidiaries at cost. The Company’s investments in unconsolidated subsidiaries are held in “Other assets” in the consolidated balance sheets and are adjusted for cash contributions and distributions. In July 2013, the Company changed its accounting to the cost method from the equity method of accounting due to the decrease in its ownership percentage of one of its investments. From January 1, 2013 through June 30, 2013, the Company accounted for this investment under the equity method of accounting. Under the equity method, an investment is initially recorded at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method, earnings on the unconsolidated investments were recorded in “Equity in loss (income) of unconsolidated subsidiary” in the consolidated statements of income. The Company evaluates its investments in unconsolidated subsidiaries for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below its carrying amount. If an impairment of the investment is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

As of December 31, 2013, the Company owned a $6.0 million investment in the preferred stock of an early-stage privately-held developing consumer financial services entity that the Company accounts for under the cost method. The entity is not currently profitable and has historically funded its operations through a series of capital contributions from investors. Based on the Company’s impairment evaluation of this investment as of December 31, 2013, it determined that an impairment loss was not probable as of that date. The Company will continue to evaluate the impairment risk of this entity by monitoring and assessing the entity’s ability to raise capital or generate profits to fund its future operations.

Operations and Administration Expenses

Operations expenses include expenses incurred for personnel, occupancy, marketing and other charges that are directly related to the retail services and e-commerce segments. Operations expenses are incurred within the retail services locations and the Company’s call centers for customer service and collections. In addition, costs related to management supervision, oversight of locations and other costs for the oversight of the Company’s retail services locations are included in operations expenses. Administration expenses include expenses related to corporate service functions, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems.

Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expense includes lead purchase costs paid to marketers in exchange for information or applications from potential customers interested in using the Company’s services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with other marketing initiatives are expensed as incurred. Other marketing costs are expensed as incurred. The Company also has an agreement with an independent third party pursuant to which it pays a portion of the net revenue received from the customers referred to the Company by such third party. These expenses are included in “Operations and administration expenses” in the consolidated statements of income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company recognizes

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense over the remaining vesting periods for stock-based awards. For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if the Company achieved the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts stock-based compensation expense if necessary.

Income Taxes

The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more likely than not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”). ASC 740 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. See Note 12 for further discussion.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and operations and administration expense, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time. Performance-based restricted stock unit awards are included in diluted shares based on the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts the number of shares included in diluted shares accordingly.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011 (dollars and shares in thousands, except per share amounts):

	For the year ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Cash America International, Inc.	$142,528	$107,470	$135,963
Denominator:
Total weighted average basic shares (a)	28,657	29,514	29,602
Shares applicable to stock-based compensation(b)	72	174	251
Convertible debt(c)	1,884	1,764	2,138
Total weighted average diluted shares (d)	30,613	31,452	31,991

Net income – basic	$4.97	$3.64	$4.59
Net income – diluted	$4.66	$3.42	$4.25

(a)

Includes vested and deferred restricted stock units of 307, 287 and 231, as well as shares in the Company’s nonqualified deferred compensation plan of 31, 31 and 32 for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)

For the years ended December 31, 2013, 2012 and 2011, includes shares related to unvested restricted stock unit awards. For the years ended December 31, 2012 and 2011, also includes shares related to outstanding option awards that were exercisable. Although there were no stock option awards outstanding as of December 31, 2012, the dilutive effect of stock-based compensation is based on weighted amount of outstanding awards during the year; therefore, a portion of the stock option awards outstanding during 2012 are included in this amount.

(c)

The shares issuable with respect to the Company’s senior unsecured convertible notes due 2029 (the “2029 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash during 2014; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

(d)

For the years ended December 31, 2013 and 2011, there is an immaterial amount of unvested restricted stock units that are excluded from shares applicable to stock-based compensation because its impact would be anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2012.

Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which improves the reporting of reclassifications out of AOCI. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of AOCI by the respective line items on the consolidated statements of income that compose net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position, results of operations or other comprehensive income. See Note 14 for further discussion.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”). ASU 2011-11 requires a company to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or are subject to an enforceable master netting or similar arrangement. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which limits the scope of ASU 2011-11 by requiring additional disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning January 1, 2013. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, and the adoption of these standards did not have a material effect on its financial position or results of operations. See Note 17 for further discussion.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company does not expect ASU 2013-04 to have a material effect on the Company’s financial condition or results of operations.

3.     Acquisitions

Recent Acquisitions

For the acquisitions described below, the Company has made these acquisitions pursuant to its business strategy of expanding storefront operations for its pawn business in the United States. Goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn lending locations acquired through these acquisitions in the retail services segment. All goodwill associated with these acquisitions is expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. The aggregate purchase price for the acquisition was approximately $61.1 million, all of which was paid as of December 31, 2013, except for a $0.5 million holdback payment. The acquisition price was paid in cash and funded through borrowings under the Company’s line of credit. The Company incurred approximately $0.6 million of acquisition costs related to the acquisition, which were expensed.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$10,510
Merchandise acquired	3,695
Pawn loan fees and service charges receivable	1,639
Property and equipment	2,631
Goodwill	35,190
Intangible assets (a)	6,834
Other assets	1,262
Other liabilities	(218)
Customer deposits	(426)
Net assets acquired	$61,117
Cash consideration payable as of December 31, 2013	(500)
Total consideration paid for acquisition, net of cash acquired, as of December 31, 2013	$60,617

(a)	Includes $5.8 million related to customer relationships being amortized over seven years and $1.0 million related to a non-competition agreement being amortized over five years.

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operate primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million. The acquisition price was paid in cash and funded by available cash and through the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to the acquisition, which were expensed.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona

In October 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration paid for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.6 million. The Company incurred an immaterial amount of acquisition costs related to the acquisition.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$3,887
Merchandise held for disposition	712
Pawn loan fees and service charges receivable	509
Property and equipment	200
Goodwill	7,662
Intangible assets(a)	2,500
Other assets	103
Customer deposits	(14)
Net assets acquired	$15,559
Cash consideration payable as of December 31, 2012	(128)
Total consideration paid for acquisition as of December 31, 2012	15,431
Cash paid in 2013 upon receipt of regulatory licenses	128
Total cash paid for acquisition	$15,559

(a)	Includes $2.0 million related to customer relationships being amortized over eight years and $0.5 million related to a non-competition agreement being amortized over five years.

Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee

In September 2012, the Company entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. The Company assumed the economic benefits of all these of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final closing occurred on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was $55.1 million. The Company incurred an immaterial amount of acquisition costs related to the acquisition.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$7,057
Merchandise held for disposition	7,534
Pawn loan fees and service charges receivable	1,506
Property and equipment	631
Goodwill	31,521
Intangible assets(a)	8,000
Customer deposits	(1,158)
Total consideration paid for acquisition	$55,091

(a)	Includes $7.0 million related to customer relationships being amortized over seven years and $1.0 million related to a non-competition agreement being amortized over five years.

Pawn Partners Acquisition

In November 2011, the Company entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners—Tucson II, Inc., Pawn Partners—Tucson 3, Inc., Pawn Partners—Tucson 4, Inc. and Pawn Partners—Yuma, Inc. (collectively, “Pawn Partners”) (the “Pawn Partners acquisition”). The Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011, and the final closing occurred in the first quarter of 2012. The acquisition included a seven-store chain of pawn lending locations located in Tucson, Flagstaff and Yuma, Arizona. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was $53.6 million. The Company incurred acquisition costs of $0.1 million related to the acquisition.

The purchase price of the Pawn Partners acquisition was allocated as follows (dollars in thousands):

Pawn loans	$10,657
Merchandise held for disposition	5,485
Pawn loan fees and service charges receivable	1,424
Property and equipment	70
Goodwill	26,679
Intangible assets(a)	9,570
Other liabilities	(99)
Customer deposits	(225)
Net assets acquired	$53,561
Cash consideration payable as of December 31, 2011	(4,300)
Total cash paid for acquisition as of December 31, 2011	$49,261
Cash paid in 2012 upon receipt of regulatory licenses	4,300
Total consideration paid for acquisition	$53,561

(a)

Includes $7.0 million related to customer relationships being amortized over eight years, $2.5 million related to a non-competition agreement being amortized over five years and $0.1 million related to leasehold interest being amortized over ten years.

Other

In addition to the acquisitions discussed above, the Company acquired one, three and one domestic retail services locations for $0.7 million, $3.2 million and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of December 31, 2013 and 2012, the Company had current pawn loans outstanding of $251.9 million and $235.3 million, respectively, and delinquent pawn loans outstanding of $9.2 million and $9.3 million, respectively.

5.    Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the years ended December 31, 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest and fees on short-term loans	$489,852	$569,765	$510,881
Interest and fees on line of credit accounts	170,496	73,572	30,590
Interest and fees on installment loans	217,835	138,183	57,175
Total consumer loan revenue	$878,183	$781,520	$598,646

The components of Company-owned consumer loan portfolio receivables at December 31, 2013 and 2012 was as follows (dollars in thousands):

	As of December 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$101,379	$111,822	$168,221	$381,422
Delinquent loans	29,857	13,980	21,448	65,285
Total consumer loans, gross	131,236	125,802	189,669	446,707
Less: Allowance for losses	(24,425)	(29,784)	(33,657)	(87,866)
Consumer loans, net	$106,811	$96,018	$156,012	$358,841

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$146,732	$36,603	$117,641	$300,976
Delinquent loans	52,565	6,097	15,483	74,145
Total consumer loans, gross	199,297	42,700	133,124	375,121
Less: Allowance for losses	(45,982)	(11,107)	(28,614)	(85,703)
Consumer loans, net	$153,315	$31,593	$104,510	$289,418

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	164,082	74,306	113,285	351,673
Charge-offs	(225,816)	(62,347)	(123,276)	(411,439)
Recoveries	40,177	6,718	15,034	61,929
Balance at end of period	$24,425	$29,784	$33,657	$87,866
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$-	$564	$3,498
(Decrease) increase in liability	(612)	-	194	(418)
Balance at end of period	$2,322	$-	$758	$3,080

	Year Ended December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$46,406	$3,723	$12,943	$63,072
Consumer loan loss provision	202,008	34,793	79,057	315,858
Charge-offs	(241,641)	(31,399)	(69,438)	(342,478)
Recoveries	39,209	3,990	6,052	49,251
Balance at end of period	$45,982	$11,107	$28,614	$85,703
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,617	$-	$445	$3,062
Increase in liability	317	-	119	436
Balance at end of period	$2,934	$-	$564	$3,498

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$32,942	$3,023	$2,988	$38,953
Consumer loan loss provision	180,791	7,825	36,848	225,464
Charge-offs	(196,643)	(7,877)	(28,201)	(232,721)
Recoveries	29,316	752	1,308	31,376
Balance at end of period	$46,406	$3,723	$12,943	$63,072
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,610	$-	$228	$2,838
Increase in liability	7	-	217	224
Balance at end of period	$2,617	$-	$445	$3,062

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and secured auto-equity loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2013 and 2012, the amount of consumer loans guaranteed by the Company was $59.0 million and $64.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.1 million and $3.5 million as of December 31, 2013 and 2012, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

6.     Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of December 31, 2013 and 2012, associated with the Company’s domestic and foreign retail services operations was as follows (dollars in thousands):

	As of December 31,
	2013			2012
	Total	Allowance	Net	Total	Allowance	Net
Domestic	$204,663	$(840)	$203,823	$162,495	$(840)	$161,655
Foreign	5,185	(109)	5,076	5,765	(11)	5,754
Total	$209,848	$(949)	$208,899	$168,260	$(851)	$167,409

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013	2012
Nonqualified plan-related assets	$14,576	$11,347
Marketable equity securities	-	6,042
CSO settlement receivable	5,636	6,758
Prepaid advertising	404	1,532
Prepaid insurance	1,395	1,329
Prepaid hardware and software maintenance	2,975	2,487
Other prepaid expenses	4,682	3,878
Other assets	3,987	2,232
Total	$33,655	$35,605

8.    Property and Equipment

Major classifications of property and equipment as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013			2012
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$5,335	$-	$5,335	$5,335	$-	$5,335
Buildings and leasehold improvements	249,812	(143,246)	106,566	230,665	(124,690)	105,975
Furniture, fixtures and equipment	175,620	(117,256)	58,364	155,118	(100,139)	54,979
Computer software	186,607	(95,649)	90,958	168,728	(73,246)	95,482
Total	$617,374	$(356,151)	$261,223	$559,846	$(298,075)	$261,771

The Company recognized depreciation expense of $67.6 million, $65.9 million and $47.9 million during 2013, 2012 and 2011, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment at least annually. See Note 2 for further discussion.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Retail Services	E-Commerce	Consolidated
Balance as of January 1, 2013	$397,845	$210,371	$608,216
Acquisitions	97,717	-	97,717
Effect of foreign currency translation	(348)	(6)	(354)
Balance as of December 31, 2013	$495,214	$210,365	$705,579
Balance as of January 1, 2012	$352,439	$210,282	$562,721
Acquisitions	41,209	89	41,298
Effect of foreign currency translation	4,197	-	4,197
Balance as of December 31, 2012	$397,845	$210,371	$608,216

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2013 and 2012, were as follows (dollars in thousands):

	As of December 31,
	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$21,607	$(14,571)	$7,036	$18,033	$(12,968)	$5,065
Customer relationships	48,391	(18,383)	30,008	30,515	(14,440)	16,075
Trademarks and other	958	(747)	211	946	(612)	334
Total	$70,956	$(33,701)	$37,255	$49,494	$(28,020)	$21,474

Non-competition agreements are amortized over the applicable terms of the contract from two to ten years. Customer relationships are generally amortized on a straight-line basis over three to ten years, based on the period over which economic benefits are provided. Trademarks are generally amortized from one to three years on a straight line basis.

Amortization

Amortization expense for acquired intangible assets was $5.7 million, $9.5 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

Year	Amount
2014	$6,604
2015	6,412
2016	6,015
2017	5,428
2018	5,127
Total	$29,586

Indefinite-Lived Intangible Assets

As of December 31, 2013 and 2012, licenses of $9.7 million obtained in conjunction with acquisitions were not subject to amortization. As of December 31, 2013 and 2012, trademarks of $5.3 million obtained in conjunction with acquisitions were not amortized. Costs to renew licenses with indefinite lives are expensed as incurred and recorded in “Operations and administration expenses” in the consolidated statements of income.

10.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2013 and 2012, were as follows (dollars in thousands):

	As of December 31,
	2013	2012
Trade accounts payable	$35,123	$35,380
Accrued taxes, other than income taxes	8,500	5,847
Accrued payroll and fringe benefits	48,614	40,036
Accrued interest payable	4,839	3,030
Accrual for consumer loan payments rejected for non-sufficient funds	6,204	10,134
Deferred fees on third-party consumer loans	9,778	10,222
Liability for losses on third-party lender-owned consumer loans	3,080	3,498
Ohio Reimbursement Program(a)	301	13,400
2013 Litigation Settlement(a)	18,000	-
Other accrued liabilities	7,639	5,117
Total	$142,078	$126,664

(a)	See Note 13 for further discussion of the Ohio Reimbursement Program and the 2013 Litigation Settlement.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013	2012
Domestic and multi-currency line of credit due 2018	$193,717	$301,011
6.09% Series A senior unsecured notes due 2016	21,000	28,000
7.26% senior unsecured notes due 2017	20,000	25,000
Variable rate senior unsecured notes due 2018	33,333	41,667
5.75% senior unsecured notes due 2018	300,000	-
6.00% Series A senior unsecured notes due 2019	47,000	47,000
6.21% Series B senior unsecured notes due 2021	18,182	20,455
6.58% Series B senior unsecured notes due 2022	5,000	5,000
5.25% convertible senior notes due 2029	101,757	110,197
Total debt	$739,989	$578,330
Less current portion	(22,606)	(43,617)
Total long-term debt	$717,383	$534,713

Domestic and Multi-Currency Line

On March 30, 2011, the Company and its domestic subsidiaries as guarantors entered into a Credit Agreement with a syndicate of financial institutions as lenders (the “Credit Agreement”). The Credit Agreement was amended on each of November 29, 2011 and May 10, 2013. The Credit Agreement, as amended, provides for a domestic and multi-currency line of credit totaling $280 million permitting revolving credit loans, including a multi-currency subfacility that gives the Company the ability to borrow up to $50.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Credit Agreement (the “Domestic and Multi-currency Line of Credit”), and also subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders.

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate for one week or one-, two-, three- or six-month periods, as selected by the Company (“LIBOR”), plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement entered into in connection with the Domestic and Multi-currency Line of Credit. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.50% at December 31, 2013) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 3.30% and 3.06% at December 31, 2013 and 2012, respectively.

As of December 31, 2013, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from three to 31 days, and as of December 31, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from two to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Rate Senior Unsecured Notes

When the Company originally entered into the Credit Agreement in connection with its Domestic and Multi-currency Line of Credit, it also entered into a $50.0 million term loan facility under which it issued variable rate senior unsecured notes that are guaranteed by all of the Company’s domestic subsidiaries. When the Company amended its Domestic and Multi-currency Line of Credit on May 10, 2013, it also extended the maturity date of its $50.0 million variable rate term loan facility from March 31, 2015 to March 31, 2018 (the “2018 Variable Rate Notes”). The 2018 Variable Rate Notes are payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2018. Interest on the 2018 Variable Rate Notes is charged, at the Company’s option, at either LIBOR (as defined above) plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The weighted average interest rate (including margin) on the 2018 Variable Rate Notes was 3.69% and 3.75% as of December 31, 2013 and 2012, respectively.

In connection with the amendment of the Domestic and Multi-currency Line of Credit and the 2018 Variable Rate Notes, the Company incurred debt issuance costs of approximately $1.8 million in 2013, which primarily consisted of commitment fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the consolidated balance sheets.

$300.0 Million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”). The Company offered and sold the 2018 Senior Notes to initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial purchasers then resold the 2018 Senior Notes pursuant to the exemptions from registration under the Securities Act in reliance on Rule 144A and Regulation S. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries and one of its foreign subsidiaries (the “Guarantors”).

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

In addition, on May 15, 2013 the Company entered into a registration rights agreement with the initial purchasers (the “Registration Rights Agreement”) of the 2018 Senior Notes, pursuant to which the Company agreed to use commercially reasonable efforts to cause a registration statement relating to an offer to exchange the unregistered 2018 Senior Notes for identical new notes registered under the Securities Act, on or prior to the 270th day following the closing date of the issuance and sale of the 2018 Senior Notes. The Company caused a registration statement on Form S-4 to be declared effective by the Securities and Exchange Commission (the “SEC”) in January 2014 and has completed the exchange offer.

The Company used a portion of the net proceeds from the 2018 Senior Notes issuance to repay all outstanding balances under its Domestic and Multi-currency Line, which were $202.0 million on May 15, 2013. The Company used the remaining net proceeds from the issuance to repay other outstanding indebtedness and for general corporate purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the 2018 Senior Notes, the Company incurred debt issuance costs of approximately $8.6 million in 2013, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the consolidated balance sheets.

The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. Cash America International, Inc. (“Parent Company”), on a stand-alone unconsolidated basis, has no independent assets or operations. The Guarantors are 100% owned by the Company. The assets and operations of the Parent Company’s non-guarantor subsidiaries, individually and in the aggregate, are minor. There are no significant restrictions on the ability of the Parent Company to receive funds from its subsidiaries through dividends, loans, and advances or otherwise.

Series A and Series B Notes

On August 28, 2012, the Company issued and sold a total of $52.0 million in long-term notes in two series, including $47.0 million aggregate principal amount of its 6.00% Series A Senior Notes due August 28, 2019 (the “Series A Notes”) and $5.0 million aggregate principal amount of its 6.58% Series B Senior Notes due August 28, 2022 (the “Series B Notes,” and together with the Series A Notes, the “Notes”). The Notes were sold in a private placement pursuant to a Note Purchase Agreement dated August 28, 2012 by and among the Company and certain purchasers listed therein. The Notes are senior unsecured obligations of the Company. The Series A Notes are payable in five annual installments of $9.4 million beginning August 28, 2015, and the Series B Notes are payable in seven annual installments of approximately $0.7 million beginning August 28, 2016. In addition, the Company may, at its option, prepay all or a minimum portion of $1.0 million of the Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The Notes are guaranteed by all of the Company’s domestic subsidiaries. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under the Domestic and Multi-Currency Line, and used the remaining portion for general corporate purposes.

2029 Convertible Notes

On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029. The 2029 Convertible Notes are senior unsecured obligations of the Company. The 2029 Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually on May 15 and November 15 of each year. The 2029 Convertible Notes will be convertible, in certain circumstances, at an initial conversion rate of 39.2157 shares per $1,000 aggregate principal amount of 2029 Convertible Notes (which is equivalent to a conversion price of approximately $25.50 per share), subject to adjustment upon the occurrence of certain events, into either, at the Company’s election: (i) shares of common stock or (ii) cash up to their principal amount and shares of its common stock with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Company may not redeem the 2029 Convertible Notes prior to May 15, 2014. The Company may, at its option, redeem some or all of the 2029 Convertible Notes on or after May 15, 2014 solely for cash. Holders of the 2029 Convertible Notes will have the right to require the Company to repurchase some or all of the outstanding 2029 Convertible Notes, solely for cash, on May 15, 2014, May 15, 2019 and May 15, 2024 at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

As of December 31, 2013 and 2012, the carrying amount of the 2029 Convertible Notes was $101.8 million and $110.2 million, respectively, which included an unamortized discount of $1.2 million and $4.8 million, respectively. The discount is being amortized to interest expense over a period of five years, through the first redemption date of May 15, 2014. The total interest expense recognized was $9.2 million for the years ended December 31, 2013 and 2012, and $8.9 million for the year ended December 31, 2011, respectively, of which $3.3 million, $3.2 million and $2.9 million represented the non-cash amortization of the discount for the years ended December 31, 2013, 2012 and 2011, respectively. The contractual interest expense for the year ended December 31, 2013 was $5.9 million and $6.0 million for the years ended December 31, 2012 and 2011, respectively. The 2029

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes have an effective interest rate of 8.46% at both December 31, 2013 and 2012, respectively. As of December 31, 2013, the if-converted value of the 2029 Convertible Notes exceeds the principal amount by approximately $49.7 million. Upon conversion of the 2029 Convertible Notes, the Company may choose to pay or deliver, as applicable, either shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, thereof. See Note 2 for further discussion of the dilutive effect of the 2029 Convertible Notes on diluted net income per share.

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $3.9 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs as of December 31, 2013 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over five years.

During 2013, the Company repurchased $12.0 million principal amount of the 2029 Convertible Notes in privately negotiated transactions for aggregate cash consideration of $19.8 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $0.6 million, which is included in “Loss on extinguishment of debt” in the consolidated statements of income.

As of December 31, 2013 and 2012, the carrying amount of the equity component recorded as additional paid-in capital was $1.8 million and $9.4 million, respectively, net of deferred taxes and equity issuance costs.

Other

When the Company entered into the Credit Agreement in connection with its Domestic and Multi-currency Line of Credit, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. When the Company amended its Credit Agreement on May 10, 2013, it also extended the maturity date of its Letter of Credit Facility from March 31, 2015 to March 31, 2018. The Company had standby letters of credit of $17.6 million issued under its Letter of Credit Facility as of December 31, 2013.

The Company’s debt agreements for its Domestic and Multi-currency Line of Credit and its senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2013, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

As of December 31, 2013, required principal payments under the terms of the long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2013 are as follows (dollars in thousands):

Year	Amount
2014	$22,606
2015	32,006
2016	32,720
2017	25,720
2018	506,104
Thereafter	120,833
$739,989

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Deferred finish-out allowances from lessors	$767	$760
Tax over book accrual of pawn loan fees and service charges	7,007	7,915
Convertible debt	483	-
Reserves for Ohio Reimbursement Program(a)	-	4,821
Reserves for 2013 Litigation Settlement(a)	6,394	-
Allowance for consumer loan losses	32,288	31,801
Deferred compensation	12,028	11,252
Net operating losses	17,568	15,468
Deferred state credits	1,186	1,206
Investment in Subsidiaries	-	9,338
Other	2,564	5,273
Total deferred tax assets	80,285	87,834

Deferred tax liabilities:
Amortizable intangible assets	$79,750	$66,972
Property and equipment	45,911	49,166
Convertible debt	-	897
Other	3,417	1,672
Total deferred tax liabilities	129,078	118,707
Net deferred tax liabilities before valuation allowance	$(48,793)	$(30,873)
Valuation Allowance	(13,824)	(21,846)
Net deferred tax liabilities after valuation allowance	$(62,617)	(52,719)

Balance sheet classification:
Current deferred tax assets, net	$38,800	$48,992
Noncurrent deferred tax liabilities, net	(101,417)	(101,711)
Net deferred tax liabilities	$(62,617)	$(52,719)

(a)	See Note 13 for further discussion of the Ohio Reimbursement Program and the 2013 Litigation Settlement.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2013, 2012 and 2011, were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes:
Domestic	$176,077	$214,463	$225,351
Foreign	(2,487)	(28,143)	(7,825)
Income before income taxes	173,590	186,320	217,526
Current provision:
Federal	$19,908	$81,756	$51,613
Foreign	(689)	603	440
State and local	2,678	5,818	4,744
Total current provision for income taxes	21,897	88,177	56,797
Deferred provision (benefit):
Federal	$8,456	$(8,031)	$27,475
Foreign	—	4,811	(2,998)
State and local	401	(301)	1,086
Total deferred provision for income taxes	8,857	(3,521)	25,563
Total provision for income taxes	$30,754	$84,656	$82,360

The Company recognized income tax expense of $30.8 million for the year ended December 31, 2013 compared to income tax expense of $84.7 million for the year ended December 31, 2012. The decrease in income tax expense and the effective tax rate for the year ended December 31, 2013 is primarily due to the recognition of the $33.2 million tax benefit associated with the Creazione Deduction as defined below and by the tax effect of lower earnings for the year ended December 31, 2013. In addition, the income tax expense in 2012 was negatively impacted by the recognition of a $12.6 million valuation allowance related to the deferred tax assets of the Company’s Mexico subsidiaries.

In January 2013, the Company’s Mexico-based pawn operations that were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), and operated under the name Prenda Fácil were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” As of December 31, 2013, Creazione’s assets had been liquidated and it had entered into formal liquidation proceedings. In connection with the liquidation of Creazione, the Company will include a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and has recognized an income tax benefit of $33.2 million as a result of the deduction (the “Creazione Deduction”). The Company believes that it meets the requirements for this deduction and that it should be treated as an ordinary loss, which has reduced the Company’s cash taxes paid in 2013. The Company has obtained a Private Letter Ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax provision computed at the federal statutory income tax rate	$60,757	$65,212	$76,134
State and local income taxes, net of federal tax benefits	2,395	3,587	3,790
Nondeductible lobbying	690	865	882
Foreign tax difference	(297)	2,027	587
Investment in subsidiaries (a)	(23,907)	(9,338)	-
Valuation allowance	(9,371)	21,846	-
Tax effect of Regulatory Penalty(b)	1,790	-	-
Change in reserve for uncertain tax benefits, net	(1,021)	-	-
Other	(282)	457	967
Total provision	$30,754	$84,656	$82,360
Effective tax rate	17.7%	45.4%	37.9%

(a)	For the years ended December 31, 2013 and 2012, relates to the Creazione Deduction.
(b)	Represents the tax effect of the $5.0 million penalty paid to the CFPB, which is nondeductible for tax purposes, in connection with the Regulatory Penalty. See Note 13.

As of December 31, 2013, the Company had net operating losses totaling $58.6 million related to its Mexico subsidiaries. Mexico allows a ten-year carryforward period, and, if unutilized, these net operating losses will expire in varying amounts beginning in 2018. Most of these net operating losses relate to Creazione and are expected to expire unutilized.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

The Company recorded a valuation allowance against its gross deferred tax assets of $13.8 million and $21.8 million as of December 31, 2013 and December 31, 2012, respectively. In 2013, the Company released a $9.3 million valuation allowance related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione and recorded an additional $1.3 million valuation allowance related to deferred tax assets at its Mexico subsidiaries. The Company believes that it is reasonably possible that the formal liquidation of Creazione could be finalized in 2014 resulting in the write off of approximately $12.5 million of deferred tax assets, mostly related to the net operating loss carryovers described above, and the release of the related valuation allowance.

The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is summarized below (dollars in thousands):

	2013	2012	2011
Balance at January 1,	$1,021	$955	$1,082
Decrease due to lapse of statute of limitations	(1,021)	-	-
Effect of change in foreign currency rates	-	66	(127)
Balance at December 31,	$-	$1,021	$955

During 2013, the statute of limitations expired related to the Mexico tax returns of Creazione for periods before it was acquired by the Company (pre-2008). As a result, in the third quarter of 2013, the Company released

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserves established for unrecognized tax benefits of $1.0 million and the related accrued interest and penalties of $1.9 million. Consistent with the Company’s accounting policy, the release of the $1.0 million was recorded in the tax provision. The release of the $1.9 million of reserves related to the interest and penalties portion was recorded through a reduction of interest and administrative expenses.

The liability for unrecognized tax benefits, including related interest and penalties, is classified as a noncurrent liability in the consolidated balance sheets. The Company has accrued $1.7 million of interest and penalties as of December 31, 2012. The Company had no amounts accrued as of December 31, 2013.

As of December 31, 2013, the Company’s 2010 through 2012 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions, and the 2008 through 2012 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.

13.     Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms ranging from one to 22 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (dollars in thousands):

Year	Amount
2014	$61,350
2015	50,052
2016	41,195
2017	29,933
2018	21,103
Thereafter	60,379
Total	$264,012

Rent expense was $60.7 million, $55.4 million and $52.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Guarantees

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, typically have an average term of less than 24 months, with available terms of up to 42 months. As of December 31, 2013 and 2012, the amount of consumer loans guaranteed by the Company was $59.0 million and $64.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $3.1 million and $3.5 million as of December 31, 2013 and 2012, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

2013 Litigation Settlement

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan (the Company’s chief executive officer), and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. First National Bank of Brookings, South Dakota (“FNB”), and Community State Bank of Milbank, South Dakota (“CSB”), for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit.

This case was scheduled to go to trial in November 2013, but on October 9, 2013, the parties agreed to a memorandum of understanding (the “Settlement Memorandum”). Pursuant to the Settlement Memorandum, the parties filed a joint motion containing the full terms of the settlement (the “Settlement Agreement”) with the trial court for approval on October 24, 2013, and the trial court preliminarily approved the Settlement Agreement on November 4, 2013. On January 16, 2014, the trial court issued its final approval of the settlement and entered the Final Order and Judgment. The Settlement Agreement requires a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The actual payout will depend on the number of claimants who submit claims for payment. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.

In accordance with ASC 450, Contingencies, the Company recognized a liability in 2013 in the amount of $18.0 million. The liability was recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets and “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2013. In February 2014, the amount to be paid in connection with the Class Claims and Costs was substantially finalized, and the amount is not materially different than the liability accrued by the Company at December 31, 2013. The Class Claims and Costs will be paid during the first quarter of 2014.

Ohio Litigation

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these four lawsuits has been stayed pending the outcome of the Supreme Court of Ohio’s decision. The Company is currently unable to estimate a range of reasonably possible losses in connection with these lawsuits, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for these litigation matters. The Company believes that the Plaintiffs’ claims in these suits are without merit and will vigorously defend these lawsuits.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Consumer Financial Protection Bureau

On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million (the “Regulatory Penalty”), which is non-deductible for tax purposes. The Company also agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s voluntary program that was announced in December 2012 to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. As of December 31, 2013, the Company had refunded approximately $6.4 million in connection with this program.

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced the Ohio Reimbursement Program (as described above). As of December 31, 2012, the Company estimated the cost of the Ohio Reimbursement Program and related expenses to be approximately $13.4 million before taxes and recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012. During the year ended December 31, 2013, the Company reimbursed approximately $6.4 million to customers and incurred $1.7 million of related expenses in connection with this program. In addition, the Company decreased its remaining liability related to the Ohio Reimbursement Program during the year ended December 31, 2013 by $5.0 million after the assessment of claims made to date and related matters. As of December 31, 2013, the Company’s remaining accrual for the Ohio Reimbursement Program was $0.3 million.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     Equity

Share Repurchases

On January 24, 2013, the Company’s Board of Directors authorized management to purchase up to a total of 2,500,000 shares of the Company’s common stock at management’s discretion in open market transactions (the “2013 Authorization”) and canceled the Company’s previous share repurchase authorization, which had been in place since January 26, 2011 (the “2011 Authorization”). The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	Year Ended December 31,
	2013	2012	2011
Shares purchased under 2013 Authorization and 2011 Authorization	966,700	576,064	435,000
Aggregate amount (in thousands)	$46,052	$22,509	$19,576
Average price paid per share	$47.64	$39.07	$45.00

Periodically, shares are purchased in the open market on behalf of participants relating to the Company’s nonqualified deferred compensation plans. Certain amounts are subsequently distributed to participants. In January 2012, the Company purchased 1,211 shares of the Company’s common stock from the rabbi trust that held the shares for the Company’s Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock. Activities during each of the three years ended December 31 are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012		2011
Purchases:
Number of shares	99	108		93
Aggregate amount	$4	$4		$5

Sales:
Number of shares	-	1,211	(a)	9
Aggregate amount	$-	$25		$-

(a)	Represents shares purchased by the Company from the rabbi trust that held the shares for the Nonqualified Savings Plan.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

Components of AOCI, after tax, for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Unrealized Derivatives Gain (Loss), Net of Tax	Foreign Currency Translation Gain (Loss), Net of Tax	Marketable Securities, Net of Tax	Total
Balance at January 1, 2011	$(110)	$6,209	$(1,302)	$4,797
Other comprehensive income (loss)	98	(12,287)	496	(11,693)
Balance at December 31, 2011	(12)	(6,078)	(806)	(6,896)
Other comprehensive income	12	8,952	1,060	10,024
Balance at December 31, 2012	-	2,874	254	3,128
Other comprehensive income before reclassifications	-	1,775	373	2,148
Amounts reclassified from AOCI(a)	-	-	(627)	(627)
Net change in AOCI	-	1,775	(254)	1,521
Balance at December 31, 2013	$-	$4,649	$-	$4,649
(a)

The gain on marketable securities reclassified out of AOCI for the year ended December 31, 2013 is composed of a $964 gain and income tax expense of $337. The gain and income tax expense are included in “Other revenue” and “Provision for income taxes,” respectively, in the consolidated statements of income.

15.     Employee Benefit Plans

Prior to July 1, 2012, the Cash America International, Inc. 401(k) Savings Plan was open to substantially all U.S. employees. Effective on July 1, 2012, the Enova International, Inc. 401(k) Savings Plan was established and is open to substantially all employees in the Company’s e-commerce segment. The Cash America International, Inc. 401(k) Savings Plan remains open to substantially all other U.S. employees. New employees are automatically enrolled in the applicable 401(k) Savings Plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. The Enova International, Inc. Nonqualified Savings Plan was established effective July 1, 2012 and is available in lieu of the Cash America International, Inc. Nonqualified Savings Plan to certain members of management in the Company’s e-commerce segment. Participants may contribute up to 75% of their eligible earnings to the applicable 401(k) Savings Plan, subject to regulatory and other plan restrictions. Nonqualified Savings Plan participants may contribute up to 100% (or in the case of the Enova Nonqualified Savings Plan, 80%) of their annual bonus and up to 50% of their other eligible compensation to the applicable Nonqualified Savings Plan. The Company makes matching cash contributions of 50% of each participant’s contributions to the applicable 401(k) Savings Plan, based on participant contributions of up to 5% of eligible compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s consolidated contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $4.6 million, $4.7 million and $3.6 million for the years ended December 31, 2013 and 2012 and 2011, respectively.

In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. The Company established a separate SERP for officers and certain other employees in the Company’s e-commerce segment in 2012. Under each of these defined contribution plans, the Company makes an annual supplemental cash contribution to each SERP based on the objectives of each plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded consolidated compensation expense of $0.8 million, $1.0 million and $0.9 million for SERP contributions for the years ended December 31, 2013, 2012 and 2011, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Nonqualified Savings Plans and the SERPs are nonqualified deferred compensation plans. Benefits under the Nonqualified Savings Plans and SERPs are unfunded. As of December 31, 2013 and 2012, the Company held securities in rabbi trusts to pay benefits under these plans. As of December 31, 2011, the rabbi trust for the Cash America International, Inc. Nonqualified Savings Plan also held shares of the Company’s common stock. The securities other than Company stock are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expenses” in the consolidated statements of income. The Company’s common stock held in the Cash America International, Inc. Nonqualified Savings Plan was included in treasury shares in 2011.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	As of December 31,
	2013	2012
Prepaid expenses and other assets	$14,576	$11,347
Accounts payable and accrued expenses	15,326	12,397
Other liabilities	586	581
Treasury shares	667	662

16.     Marketing Expenses

Marketing expenses, excluding lead purchase costs, were $95.2 million, $72.2 million and $41.2 million, respectively, and lead purchase expense was $52.6 million, $49.7 million and $43.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011. See Note 2 for further discussion.

17.     Derivative Instruments

The Company periodically uses derivative instruments to manage interest rate risk and foreign currency exchange rate risk.

As of December 31, 2013, there were no outstanding interest rate cap agreements. The Company uses forward currency exchange contracts to hedge foreign currency risk in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction (loss) gain” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative instruments as of December 31, 2013 and 2012 were as follows (dollars in thousands):

Assets	As of December 31, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$81,547	$27		$(21)	$6

Assets	As of December 31, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$93,813		$(406)	$-		$(406)
(a)

As of December 31, 2013, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(b)	Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedges:
Interest rate contracts	$-	$-	$-	$12	$-	$-
Total	$-	$-	$-	$12	$-	$-
Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,813)	$(4,794)	$-	$-	$-	$-
Total	$(1,813)	$(4,794)	$-	$-	$-	$-
(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

18.     Stock-Based Compensation

Under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “2004 Plan”), the Company is authorized to issue 2,700,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units (“RSU”), restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2004, RSU awards are the only stock-based awards granted under the Plan. As of December 31, 2013, there were 1,541,512 shares available for future grants under the 2004 Plan.

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

During the years ended December 31, 2012 and 2011, the Company received net proceeds totaling $1.8 million and $0.4 million from the exercise of stock options that were granted under the Company’s previous stock-based compensation plans for 198,900 and 48,400 shares, respectively.

The Company received 33,478, 63,066 and 22,339 shares during the years ended December 31, 2013, 2012 and 2011, respectively, of its common stock valued at approximately $1.6 million, $2.6 million and $0.9 million, respectively, as partial payment of taxes required to be withheld upon issuance of shares under RSUs and upon exercise of stock options.

Stock Options

There were no stock options outstanding as of December 31, 2013 and 2012. A summary of the Company’s stock option activity for each of the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year (a)	198,900	$8.95	247,300	$8.83
Exercised	(198,900)	8.95	(48,400)	8.34
Outstanding at end of year	-	$-	198,900	$8.95
Exercisable at end of year	-	$-	198,900	$8.95
(a)	Granted under the Cash America International, Inc. 1994 Long-Term Incentive Plan

Income tax benefits realized from the exercise of stock options for the years ended December 31, 2012 and 2011 were $2.2 million and $0.7 million, respectively, and were recorded as an increase in “Additional paid-in capital” in the consolidated statements of equity.

Restricted Stock Units

The Company has granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors. RSUs are granted under the 2004 Plan. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs or, for certain awards granted to officers, upon the officer’s separation from employment with the Company. For members of the Board of Directors, shares will be issued for vested RSUs upon the director’s separation from the Board with respect to awards granted prior to 2011, and for awards granted during 2011, upon the earlier of vesting or separation from the Board if certain requirements have been satisfied. Shares for vested RSU awards granted to members of the Board of Directors after 2011 will be issued 13 months after the grant date. Certain officers and members of the Board of Directors have elected to defer receipt of shares to be issued under vested RSUs to dates that are later than those described above.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the outstanding RSUs granted to Company officers and certain employees had original vesting periods ranging from one to 15 years. For executive officers of the Company, a portion of these annual grants vest over time and a portion of these annual grants vest subject to the Company’s achievement of certain performance objectives. With respect to the RSUs granted to members of the Board of Directors before 2012, one-fourth of the RSUs vest on each of the first four grant date anniversaries, except that after the 360th day following the grant date, any unvested RSUs for directors who have served on the Board of Directors for five or more years will automatically become fully vested if such director’s service with the Board of Directors is terminated. With respect to the RSUs granted to members of the Board of Directors during and after 2012, one-twelfth of the RSUs vest on the last day of each of the first 12 calendar months beginning with the month in which the awards were granted. In accordance with ASC 718, Compensation – Stock Compensation, the grant date fair value of each RSU is based on the Company’s closing stock price on the day before the grant date, and the total grant date fair value of performance RSUs is based on the Company’s estimate at the time of the grant of the most probable outcome expected to be achieved, which was based on the maximum level of performance for performance RSUs granted in 2013, 2012 and 2011. The awards granted to the Company’s executive officers in 2011, 2012 and 2013 contain clawback provisions. The total grant date fair value of RSU grants is amortized to expense over the vesting periods based on time based awards and amortized based on the expected outcome of RSU’s subject to performance contingencies.

Compensation expense related to RSUs totaling $4.9 million ($3.1 million net of related taxes), $4.8 million ($3.0 million net of related taxes) and $4.9 million ($3.1 million net of related taxes) was recognized for 2013, 2012 and 2011, respectively. Total unrecognized compensation cost related to RSUs as of December 31, 2013 was $10.8 million, which will be recognized over a weighted average vesting period of approximately 2.4 years.

The following table summarizes the RSU activity during 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	772,322	$32.57	710,591	$29.53	596,648	$25.78
Units granted	190,846	49.82	178,144	43.36	200,819	40.15
Shares issued	(127,087)	34.48	(108,170)	29.74	(82,982)	28.10
Units forfeited	(69,386)	37.91	(8,243)	41.22	(3,894)	34.44
Outstanding at end of year	766,695	$36.06	772,322	$32.57	710,591	$29.53
Units vested at end of year	311,546	$24.98	303,781	$24.85	244,897	$24.03

The outstanding RSUs had an aggregate intrinsic value of $29.4 million and the outstanding vested RSUs had an aggregate intrinsic value of $11.9 million as of December 31, 2013. The RSUs forfeited for the year ended December 31, 2013 are primarily related to a performance grant made to executive officers for which the performance measures were not met by the vesting date.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest	$28,223	$22,520	$23,974
Income taxes	37,949	92,131	43,513
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$329,653	$350,122	$334,869
Pawn loans renewed	269,559	279,553	207,661
Consumer loans renewed	510,471	629,516	571,651
Liabilities assumed in acquisitions	3,132	1,207	333
Capitalized interest on software development	-	-	558
Shares received for payment of receivables	-	383	-
Release of minority shareholders from contingent liability	-	2,758	-

20.     Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary products and services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. The e-commerce segment also includes administrative expenses that are specific to this segment’s operations and are supplemental to the Company’s administrative functions classified as corporate operations. In the e-commerce segment, certain administration expenses are allocated between the domestic and foreign components based on the amount of loans written and renewed.

The Company reports corporate operations separately from its retail services and e-commerce segment information. Corporate operations primarily include corporate expenses, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, assets related to nonqualified deferred compensation plans, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain operating segment data for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2013
Revenue
Pawn loan fees and service charges	$304,511	$7,288	$311,799	$-	$-	$-	$-	$311,799
Proceeds from disposition of merchandise	576,707	18,732	595,439	-	-	-	-	595,439
Consumer loan fees	113,211	-	113,211	394,472	370,500	764,972	-	878,183
Other	7,818	1,076	8,894	1,095	102	1,197	1,714	11,805
Total revenue	1,002,247	27,096	1,029,343	395,567	370,602	766,169	1,714	1,797,226
Cost of revenue
Disposed merchandise	394,370	16,243	410,613	-	-	-	-	410,613
Consumer loan loss provision	33,359	-	33,359	159,291	158,605	317,896	-	351,255
Total cost of revenue	427,729	16,243	443,972	159,291	158,605	317,896	-	761,868
Net revenue	574,518	10,853	585,371	236,276	211,997	448,273	1,714	1,035,358
Expenses
Operations and administration	388,029	13,448	401,477	143,626	134,879	278,505	70,322	750,304
Depreciation and amortization	37,643	1,997	39,640	14,535	2,608	17,143	16,488	73,271
Total expenses	425,672	15,445	441,117	158,161	137,487	295,648	86,810	823,575
Income (loss) from operations	$148,846	$(4,592)	$144,254	$78,115	$74,510	$152,625	$(85,096)	$211,783
Interest expense	$(3,443)	$262	$(3,181)	$(15,312)	$(4,530)	$(19,842)	$(13,294)	$(36,317)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(136)	$(136)
Provision (benefit) for income taxes	$60,608	$(36,177)	$24,431	$21,463	$25,969	$47,432	$(41,109)	$30,754
Expenditures for property and equipment	$29,800	$761	$30,561	$12,543	$2,329	$14,872	$15,839	$61,272
As of December 31, 2013
Total assets	$1,177,684	$119,448	$1,297,132	$431,285	$217,415	$648,700	$135,909	$2,081,741
Goodwill			$495,214			$210,365		$705,579

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2012
Revenue
Pawn loan fees and service charges	$288,161	$12,768	$300,929	$-	$-	$-	$-	$300,929
Proceeds from disposition of merchandise	657,104	46,663	703,767	-	-	-	-	703,767
Consumer loan fees	121,892	-	121,892	332,752	326,876	659,628	-	781,520
Other	9,028	1,209	10,237	1,326	33	1,359	2,618	14,214
Total revenue	1,076,185	60,640	1,136,825	334,078	326,909	660,987	2,618	1,800,430
Cost of revenue
Disposed merchandise	437,099	41,080	478,179	-	-	-	-	478,179
Consumer loan loss provision	29,225	-	29,225	143,006	144,063	287,069	-	316,294
Total cost of revenue	466,324	41,080	507,404	143,006	144,063	287,069	-	794,473
Net revenue	609,861	19,560	629,421	191,072	182,846	373,918	2,618	1,005,957
Expenses
Operations and administration	369,174	44,287	413,461	116,202	118,156	234,358	66,795	714,614
Depreciation and amortization	30,978	16,634	47,612	11,987	1,285	13,272	14,544	75,428
Total expenses	400,152	60,921	461,073	128,189	119,441	247,630	81,339	790,042
Income (loss) from operations	$209,709	$(41,361)	$168,348	$62,883	$63,405	$126,288	$(78,721)	$215,915
Interest expense	$(2,758)	$(6,962)	$(9,720)	$(16,692)	$(4,304)	$(20,996)	$1,585	$(29,131)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(295)	$(295)
Provision for income taxes	$77,474	$2,183	$79,657	$16,556	$21,947	$38,503	$(33,504)	$84,656
Expenditures for property and equipment	$43,028	$3,773	$46,801	$15,498	$2,374	$17,872	$14,726	$79,399
As of December 31, 2012
Total assets	$1,031,431	$85,607	$1,117,038	$391,068	$179,554	$570,622	$130,598	$1,818,258
Goodwill			$397,845			$210,371		$608,216

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2011
Revenue
Pawn loan fees and service charges	$261,829	$20,368	$282,197	$-	$-	$-	$-	$282,197
Proceeds from disposition of merchandise	636,698	52,156	688,854	30	-	30	-	688,884
Consumer loan fees	119,192	-	119,192	254,152	225,302	479,454	-	598,646
Other	11,170	545	11,715	593	286	879	743	13,337
Total revenue	1,028,889	73,069	1,101,958	254,775	225,588	480,363	743	1,583,064
Cost of revenue
Disposed merchandise	405,132	42,462	447,594	23	-	23	-	447,617
Consumer loan loss provision	24,001	-	24,001	90,535	111,152	201,687	-	225,688
Total cost of revenue	429,133	42,462	471,595	90,558	111,152	201,710	-	673,305
Net revenue	599,756	30,607	630,363	164,217	114,436	278,653	743	909,759
Expenses
Operations and administration	339,247	33,604	372,851	88,577	84,544	173,121	65,296	611,268
Depreciation and amortization	26,165	5,871	32,036	10,413	850	11,263	10,850	54,149
Total expenses	365,412	39,475	404,887	98,990	85,394	184,384	76,146	665,417
Income (loss) from operations	$234,344	$(8,868)	$225,476	$65,227	$29,042	$94,269	$(75,403)	$244,342
Interest expense	$(2,998)	$(6,147)	$(9,145)	$(14,614)	$(2,806)	$(17,420)	$1,037	$(25,528)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(104)	$(104)
Provision for income taxes	$87,940	$(5,187)	$82,753	$18,611	$9,474	$28,085	$(28,478)	$82,360
Expenditures for property and equipment	$39,038	$8,345	$47,383	$13,866	$1,207	$15,073	$12,593	$75,049
As of December 31, 2011
Total assets	941,801	117,470	1,059,271	352,244	135,774	488,018	126,960	1,674,249
Goodwill			352,439			210,282		562,721

Geographic Information

The following table presents the Company’s revenue and long-lived assets by geographic region for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
United States	$1,399,528	$1,412,881	$1,284,407
United Kingdom	361,014	308,464	211,915
Mexico	27,106	60,678	73,069
Other foreign countries	9,578	18,407	13,673
Total revenue	$1,797,226	$1,800,430	$1,583,064

	As of December 31,
Long-lived assets	2013	2012
United States	$256,377	$254,809
Mexico	4,846	6,962
Total long-lived assets	$261,223	$261,771

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the e-commerce segment, the operations for the Company’s domestic and foreign channels are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

21.     Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Forward currency exchange contracts	$6	$-	$6	$-
Nonqualified plan-related assets (a)	14,576	14,576	-	-
Total	$14,582	$14,576	$6	$-

	December 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(406)	$-	$(406)	$-
Nonqualified plan-related assets (a)	11,347	11,347	-	-
Marketable securities(b)	6,042	6,042	-	-
Total	$16,983	$17,389	$(406)	$-

(a)	The nonqualified plan-related assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
(b)

Cumulative unrealized total gains, net of tax, on these equity securities of $0.3 million as of December 31, 2012 are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. These marketable securities were sold during the second quarter of 2013.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market transactions.

During the years ended December 31, 2013 and 2012, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the third quarter of 2012, the Company announced the reorganization of the Company’s Mexico-based pawn lending operations. See Note 23 for impairment charges recognized during 2012 related to this reorganization.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2013 and 2012 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,238	$69,238	$69,238	$-	$-
Pawn loans	261,148	261,148	-	-	261,148
Short-term loans and line of credit accounts, net(a)	202,829	202,829	-	-	202,829
Installment loans, net(a)	156,012	156,012	-	-	156,012
Pawn loan fees and service charges receivable	53,438	53,438	-	-	53,438
Total	$742,665	$742,665	$69,238	$-	$673,427
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,080	$3,080	$-	$-	$3,080
Domestic and Multi-currency Line of credit	193,717	207,426	-	207,426	-
Senior unsecured notes	444,515	430,554	-	430,554	-
2029 Convertible Notes	101,757	155,788	-	155,788	-
Total	$743,069	$796,848	$-	$793,768	$3,080

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,134	$63,134	$63,134	$-	$-
Pawn loans	244,640	244,640	-	-	244,640
Short-term loans and line of credit accounts, net(a)	184,908	184,908	-	-	184,908
Installment loans, net(a)	104,510	104,510	-	-	104,510
Pawn loan fees and service charges receivable	48,991	48,991	-	-	48,991
Total	$646,183	$646,183	$63,134	$-	$583,049
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,498	$3,498	$-	$-	$3,498
Domestic and Multi-currency Line of credit	301,011	309,969	-	309,969	-
Senior unsecured notes	167,122	165,961	-	165,961	-
2029 Convertible Notes	110,197	186,300	-	186,300	-
Total	$581,828	$665,728	$-	$662,230	$3,498

(a)	Short-term loans, line of credit accounts and installment loans are included in “Consumer loans, net” on the consolidated balance sheets.

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Pawn loans generally have maturity periods of less than 90 days. If a pawn loan defaults, the Company disposes of the collateral. Historically, collateral has sold for an amount in excess of the principal amount of the loan.

Short-term loans, line of credit accounts and installment loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of unsecured and secured installment loans are estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit quality. The carrying values of the Company’s installment loans approximate the fair value of these loans.

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

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and secured auto-equity loans and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.1 million and $3.5 million as of December 31, 2013 and 2012, respectively. The Company measures the fair value of its

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximated the fair value.

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of December 31, 2013, the Company’s Domestic and Multi-currency Line of credit had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit. As of December 31, 2013, the Company’s senior unsecured notes had a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of December 31, 2013, the 2029 Convertible Notes had a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2029 Convertible Notes, thereby increasing the value of the instrument for noteholders.

22.     Closure of Short-term Consumer Loan Retail Services Locations in Texas

Since 2011, restrictive City ordinances that have been passed have had the effect of reducing the profitability and the volume of short-term consumer loans the Company offers to customers in Texas, and the Company has experienced a related decline in consumer loans in many of the Company’s Texas retail services locations that offer this product as their primary source of revenue. As a result, the Company decided to close a total of 36 of these retail services locations (the “Texas Consumer Loan Store Closures”). The Texas Consumer Loan Store Closures were completed as of December 31, 2013. The Company incurred charges of approximately $1.4 million for the year ended December 31, 2013 in connection with these closures.

23.     Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and discontinued the operations of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization was substantially completed as of December 31, 2012. As of December 31, 2013, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

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

The following table summarizes the balance of accrued reorganization charges related to the Mexico Reorganization and the changes in the accrued expenses as of and for the years ended December 31, 2013 and 2012 (dollars in thousands):

		For the Year Ended December 31, 2013
	Accrued Balance at Beginning of Year	Charges	Cash Payments	Foreign Currency Changes	Non-Cash Charges	Accrued Balance at End of Year
Lease termination costs	$109	$-	$(106)	$(3)	$-	$-
Total	$109	$-	$(106)	$(3)	$-	$-

		For the Year Ended December 31, 2012
	Accrued Balance at Beginning of Year	Charges	Cash Payments	Foreign Currency Changes	Non-Cash Charges	Accrued Balance at End of Year
Employee termination costs	$-	$2,424	$(2,427)	$3	$-	$-
Lease termination costs	-	1,628	(597)	7	(929)	109
Total	$-	$4,052	$(3,024)	$10	$(929)	$109

The accrued reorganization charges are included in “Accounts payable and accrued liabilities” in the consolidated balance sheets and in “Operations and administration expenses” in the consolidated statements of income.

Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione, which owned the Company’s Mexico-based pawn operations. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” See Note 12 for further discussion about the liquidation of Creazione.

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

During 2012, the Company tested goodwill for the retail services segment following the approval of the Mexico Reorganization and noted no impairment. The Company also tested indefinite-lived intangible assets and other intangible assets following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges of $5.1 million related to indefinite-lived intangible assets and other intangible assets, which is included in “Depreciation and amortization expense” in the consolidated statements of income. The Company also tested property and equipment following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges and losses on property and equipment related to its Mexico operations of $7.5 million, which is included in “Depreciation and amortization expenses” in the consolidated statements of income. The fair value measurements of intangible assets and property and equipment are considered Level 3 in the fair value hierarchy as they are based on management’s judgment about future cash flows.

24.     Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), filed a registration statement on Form S-1 (“Registration Statement”) with the SEC in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, Enova filed an Application for Withdrawal of Registration Statement with the SEC to withdraw its Registration Statement, together with all exhibits and amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

During the year ended December 31, 2012, expenses that were previously capitalized totaling $3.9 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expenses” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.     Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters when revenue levels are seasonally highest. The first quarter benefits from high average loan balances at the beginning of the period and high relative levels of merchandise sales. The loan portfolios perform well with the heavy repayment of pawn loans and consumer loans, plus the associated interest and fees on both, through tax refund proceeds received by customers in the first quarter each year. The fourth quarter benefits from the seasonally highest levels of pawn loan and consumer loan balances and merchandise dispositions activities associated with the holiday season. The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Total revenue	$468,128	$410,951	$437,801	$480,346
Cost of revenue	196,187	166,190	190,794	208,697
Net revenue	271,941	244,761	247,007	271,649
Net income attributable to Cash America International, Inc.(a)	43,926	25,132	46,186	27,284
Diluted net income per share (b)	$1.40	$0.81	$1.52	$0.91

Diluted weighted average common shares	31,371	30,845	30,379	29,968

2012:
Total revenue	$457,488	$411,644	$439,694	$491,604
Cost of revenue	200,704	178,036	191,217	224,516
Net revenue	256,784	233,608	248,477	267,088
Net income attributable to Cash America International, Inc.(c)	41,467	29,820	11,703	24,480
Diluted net income per share (b)	$1.30	$0.94	$0.37	$0.79

Diluted weighted average common shares	31,912	31,822	31,375	30,884

(a)

Net income attributable to Cash America International, Inc. for the third quarter of 2013 did not follow the normal seasonal trend due to the income tax benefit in connection with the Creazione Deduction and the expenses related to the 2013 Litigation Settlement. See Notes 12 and 13.

(b)

The sum of the quarterly net income per share amounts may not total to each full year amount presented in the Company’s financial statements because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

(c)

Net income attributable to Cash America International, Inc. for the third and fourth quarter of 2012 did not follow the normal seasonal trend due to the expenses recognized in connection with the Ohio Reimbursement Program and the Mexico Reorganization. See Notes 13 and 23.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has attested to the Company’s internal control over financial reporting. The attestation report is included in Item 8 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.
Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 3, 2014	March 3, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to Directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee.” The Company plans to file the Proxy Statement within 120 days after December 31, 2013. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	6/24/13

2.2	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.1	10/28/13

2.3	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.2	10/28/13

2.4	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.5	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.6	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.7	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.8	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.9	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.10	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/14

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/19/09

4.3	Indenture dated May 15, 2013 between the Company, the domestic subsidiaries of the Company as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/15/13

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.4	First Amendment to Indenture dated November 8, 2013 between the Company and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.4	11/12/13

4.5	First Supplemental Indenture dated as of November 8, 2013 between the Company, Creazione Estilo, S.A. de C.V. as guarantor, and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.5	11/12/13

10.1	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/11

10.2	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/12

10.3	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.4	Third Amendment to Credit Agreement dated as of May 10, 2013 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	7/26/13

10.5	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11

10.6	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among the Company and Wells Fargo Bank, National Association	10-Q	001-09733	10.3	7/26/13

10.7	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.9	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.12	7/27/12

10.10	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.11	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among the Company and the purchasers named therein	10-Q	001-09733	10.13	7/27/12

10.12	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/12

10.13	Registration Rights Agreement, dated May 15, 2013, between the Company, the domestic subsidiaries of the Company as guarantors, Jeffries, LLC and JMP Securities LLC	8-K	001-09733	10.1	5/15/13

10.14	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company (“Cash America Management L.P.”), and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.15	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.16	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.17	Executive Employment Agreement dated April 2, 2013 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.1	4/3/13

10.18	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.21	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/11

10.22	Second Amendment to the LTIP dated May 24, 2012 (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/12

10.23	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/13

10.24	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-Q	001-09733	10.1	4/26/13

10.25	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/26/13

10.26	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.1	4/30/12

10.27	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP*	10-Q	001-09733	10.1	7/27/12

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.28	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X

10.29	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.30	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(3)	10-K	001-09733	10.27	2/28/13

10.31	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.32	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer –E-Commerce Division *(1)	10-Q	001-09733	10.2	4/26/13

10.33	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.34	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan dated June 28, 2012*	10-Q	001-09733	10.5	7/27/12

10.35	Enova International, Inc. Supplemental Executive Retirement Plan effective January 1, 2012*	10-Q	001-09733	10.6	7/27/12

10.36	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.37	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

10.38	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan dated June 28, 2012*	10-Q	001-09733	10.4	7/27/12

10.39	Enova International, Inc. Nonqualified Savings Plan effective July 1, 2012 *	10-Q	001-09733	10.7	7/27/12

10.40	Cash America International, Inc. Senior Executive Bonus Plan dated April 25, 2007*	DEF 14A	001-09733	1	3/29/07

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.41	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.42	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan dated May 24, 2012*	DEF 14A	001-09733	Annex A	4/13/12

10.43	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/26/13

10.44	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.2	4/30/12

10.45	Cash America International, Inc. Severance Pay Plan For Executives dated April 24, 2013 *	10-Q	001-09733	10.4	7/26/13

10.46	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010 *	S-8	333-167661	4.8	6/21/10

10.47	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010 *	10-Q	001-09733	10.4	7/22/11

10.48	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011 *	10-Q	001-09733	10.5	7/22/11

10.49	Third Amendment to the Cash America International, Inc. 401(k) Savings Plan dated December 13, 2012 effective August 21, 2012*	10-Q	001-09733	10.2	7/26/13

10.50	Letter Agreement between David A. Fisher and the Company dated January 29, 2013 *	8-K	001-09733	10.1	1/31/13

10.51	Executive Change-in-Control Severance and Restrictive Covenant Agreement between the Company and David A. Fisher dated January 29, 2013 *	8-K	001-09733	10.3	1/31/13

10.52	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013 *	8-K	001-09733	10.4	1/31/13

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.53	Letter Agreement by and among Springleaf Holdings, Inc., Timothy S. Ho and Enova Financial Holdings, LLC dated January 7, 2014 *					X

10.54	Separation Agreement between Cash America Pawn L.P., a subsidiary of the Company, and Dennis Weese dated January 11, 2014 *	8-K	001-09733	10.1	1/15/14

21.1	Subsidiaries of the Company					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 24, 2013 announcing a stock repurchase program	8-K	001-09733	99.2	1/24/13

99.2	Risk Factors	8-K	001-09733	99.1	5/8/13

99.3	Consolidated Financial Statements of the Company and subsidiaries as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, 2011 and 2010, as modified solely to include new Notes 26 and 27	8-K	001-09733	99.1	11/12/13

99.4	Unaudited Consolidated Financial Statements of the Company and subsidiaries as of September 30, 2013 and 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012, as modified solely to include a new Note 14	8-K	001-09733	99.2	11/12/13

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.INS (4)	XBRL Instance Document					X(5)

101.SCH (4)	XBRL Taxonomy Extension Schema Document					X(5)

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document					X(5)

101.LAB (4)	XBRL Taxonomy Label Linkbase Document					X(5)

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document					X(5)

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document					X(5)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 22, 2011 for the quarter ended March 31, 2011.
(3)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 23, 2010 for the quarter ended March 31, 2010.
(4)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity at December 31, 2013, December 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.
(5)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

Date: March 3, 2014	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	March 3, 2014
Jack R. Daugherty	of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	March 3, 2014
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	March 3, 2014
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	March 3, 2014
Daniel E. Berce

/s/ JAMES H. GRAVES	Director
James H. Graves		March 3, 2014

/s/ B. D. HUNTER	Director
B. D. Hunter		March 3, 2014

/s/ TIMOTHY J. McKIBBEN	Director
Timothy J. McKibben		March 3, 2014

/s/ ALFRED M. MICALLEF	Director
Alfred M. Micallef		March 3, 2014

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Shareholders of Cash America International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 3, 2014 appearing in this 2013 Annual Report on Form 10-K of Cash America International, Inc. also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP

Fort Worth, Texas

March 3, 2014

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2013

(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Allowance for valuation of inventory

Year Ended:
December 31, 2013	$851	$98	$—	$949
December 31, 2012	$700	$151	$—	$851
December 31, 2011	$700	$—	$—	$700

Tax valuation allowance

Year Ended:
December 31, 2013	$21,846	$1,773	$(9,795)	$13,824
December 31, 2012	$—	$21,846	$—	$21,846
December 31, 2011	$—	$—	$—	$—

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	6/24/13

2.2	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.1	10/28/13

2.3	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.2	10/28/13

2.4	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.5	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.6	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.7	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.8	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

		Incorporated by Reference

Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.9	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.10	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/14

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/19/09

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.3	Indenture dated May 15, 2013 between the Company, the domestic subsidiaries of the Company as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/15/13

4.4	First Amendment to Indenture dated November 8, 2013 between the Company and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.4	11/12/13

4.5	First Supplemental Indenture dated as of November 8, 2013 between the Company, Creazione Estilo, S.A. de C.V. as guarantor, and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.5	11/12/13

10.1	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/11

10.2	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/12

10.3	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.4	Third Amendment to Credit Agreement dated as of May 10, 2013 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	7/26/13

10.5	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11

10.6	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among the Company and Wells Fargo Bank, National Association	10-Q	001-09733	10.3	7/26/13

10.7	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.9	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.12	7/27/12

10.10	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.11	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among the Company and the purchasers named therein	10-Q	001-09733	10.13	7/27/12

10.12	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/12

10.13	Registration Rights Agreement, dated May 15, 2013, between the Company, the domestic subsidiaries of the Company as guarantors, Jeffries, LLC and JMP Securities LLC	8-K	001-09733	10.1	5/15/13

10.14	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company (“Cash America Management L.P.”), and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.16	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.17	Executive Employment Agreement dated April 2, 2013 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.1	4/3/13

10.18	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.19	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.20	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.21	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/11

10.22	Second Amendment to the LTIP dated May 24, 2012 (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/12

10.23	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/13

10.24	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-Q	001-09733	10.1	4/26/13

10.25	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/26/13

10.26	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.1	4/30/12

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP*	10-Q	001-09733	10.1	7/27/12

10.28	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X

10.29	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.30	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(3)	10-K	001-09733	10.27	2/28/13

10.31	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.32	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer –E-Commerce Division *(1)	10-Q	001-09733	10.2	4/26/13

10.33	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.34	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan dated June 28, 2012*	10-Q	001-09733	10.5	7/27/12

10.35	Enova International, Inc. Supplemental Executive Retirement Plan effective January 1, 2012*	10-Q	001-09733	10.6	7/27/12

10.36	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.37	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

10.38	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan dated June 28, 2012*	10-Q	001-09733	10.4	7/27/12

10.39	Enova International, Inc. Nonqualified Savings Plan effective July 1, 2012 *	10-Q	001-09733	10.7	7/27/12

10.40	Cash America International, Inc. Senior Executive Bonus Plan dated April 25, 2007*	DEF 14A	001-09733	1	3/29/07

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.41	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.42	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan dated May 24, 2012*	DEF 14A	001-09733	Annex A	4/13/12

10.43	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/26/13

10.44	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.2	4/30/12

10.45	Cash America International, Inc. Severance Pay Plan For Executives dated April 24, 2013 *	10-Q	001-09733	10.4	7/26/13

10.46	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010 *	S-8	333-167661	4.8	6/21/10

10.47	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010 *	10-Q	001-09733	10.4	7/22/11

10.48	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011 *	10-Q	001-09733	10.5	7/22/11

10.49	Third Amendment to the Cash America International, Inc. 401(k) Savings Plan dated December 13, 2012 effective August 21, 2012*	10-Q	001-09733	10.2	7/26/13

10.50	Letter Agreement between David A. Fisher and the Company dated January 29, 2013 *	8-K	001-09733	10.1	1/31/13

10.51	Executive Change-in-Control Severance and Restrictive Covenant Agreement between the Company and David A. Fisher dated January 29, 2013 *	8-K	001-09733	10.3	1/31/13

10.52	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013 *	8-K	001-09733	10.4	1/31/13

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.53	Letter Agreement by and among Springleaf Holdings, Inc., Timothy S. Ho and Enova Financial Holdings, LLC dated January 7, 2014 *					X

10.54	Separation Agreement between Cash America Pawn L.P., a subsidiary of the Company, and Dennis Weese dated January 11, 2014 *	8-K	001-09733	10.1	1/15/14

21.1	Subsidiaries of the Company					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 24, 2013 announcing a stock repurchase program	8-K	001-09733	99.2	1/24/13

99.2	Risk Factors	8-K	001-09733	99.1	5/8/13

99.3	Consolidated Financial Statements of the Company and subsidiaries as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, 2011 and 2010, as modified solely to include new Notes 26 and 27	8-K	001-09733	99.1	11/12/13

99.4	Unaudited Consolidated Financial Statements of the Company and subsidiaries as of September 30, 2013 and 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012, as modified solely to include a new Note 14	8-K	001-09733	99.2	11/12/13

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS (4)	XBRL Instance Document					X(5)

101.SCH (4)	XBRL Taxonomy Extension Schema Document					X(5)

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document					X(5)

101.LAB (4)	XBRL Taxonomy Label Linkbase Document					X(5)

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document					X(5)

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document					X(5)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 22, 2011 for the quarter ended March 31, 2011.
(3)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 23, 2010 for the quarter ended March 31, 2010.
(4)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity at December 31, 2013, December 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.
(5)	Submitted electronically herewith.