Form 10-Q
period 2014-03-31
CASH AMERICA INTERNATIONAL INC
filed 2014-05-02
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
28,126,343 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 21, 2014.

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

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the Company’s ability to process or collect consumer loans through the Automated Clearing House system;

•	risks related to the potential separation of the Company’s online lending business that comprises its E-Commerce Division, Enova International, Inc.;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	public perception of the Company’s business, including the Company’s consumer loan business and the Company’s business practices;

•
the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affects the Company, its products or the legality or enforceability of its arbitration agreements;

•	fluctuations, including a sustained decrease, in the price of gold or a deterioration in economic conditions;

•	a prolonged interruption in the Company’s operations of its facilities, systems or business functions, including the Company’s information technology and other business systems;

•	changes in demand for the Company’s services and changes in competition;

•	the Company’s ability to maintain an allowance or liability for estimated losses on consumer loans that are adequate to absorb credit losses;

•	the Company’s ability to attract and retain qualified executive officers;

•	the Company’s ability to open new locations in accordance with plans or to successfully integrate newly acquired businesses into its operations;

•	interest rate and foreign currency exchange rate fluctuations;

•	changes in the capital markets, including the debt and equity markets;

•	changes in the Company’s ability to satisfy the Company’s debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;

•	cyber-attacks or security breaches;

•	acts of God, war or terrorism, pandemics and other events;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	March 31,		December 31,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$76,438	$70,353	$67,228
Restricted cash	8,000	—	8,000
Pawn loans	218,093	202,982	261,148
Consumer loans, net	322,111	253,801	358,841
Merchandise held for disposition, net	192,936	146,041	208,899
Pawn loan fees and service charges receivable	43,814	40,560	53,438
Income taxes receivable	—	15,522	9,535
Prepaid expenses and other assets	35,659	38,431	33,655
Deferred tax assets	33,694	45,771	38,800
Total current assets	930,745	813,461	1,039,544
Property and equipment, net	258,134	255,165	261,223
Goodwill	705,492	611,240	705,579
Intangible assets, net	50,592	35,168	52,256
Other assets	20,664	12,405	21,129
Total assets	$1,965,627	$1,727,439	$2,079,731
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$105,751	$107,878	$140,068
Customer deposits	17,227	12,826	14,803
Income taxes currently payable	4,227	—	—
Current portion of long-term debt	22,606	22,606	22,606
Total current liabilities	149,811	143,310	177,477
Deferred tax liabilities	109,807	104,524	101,417
Noncurrent income tax payable	—	37,094	—
Other liabilities	917	1,418	1,031
Long-term debt	607,650	427,777	717,383
Total liabilities	$868,185	$714,123	$997,308
Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	116,726	155,617	150,833
Retained earnings	1,062,737	922,347	1,017,981
Accumulated other comprehensive income	5,182	4,202	4,649
Treasury shares, at cost (2,140,368 shares, 1,713,387 shares and 2,224,902 shares as of March 31, 2014 and 2013, and as of December 31, 2013, respectively)	(90,227)	(70,596)	(94,064)
Total Cash America International, Inc. shareholders’ equity	1,097,442	1,014,594	1,082,423
Noncontrolling interest	—	(1,278)	—
Total equity	1,097,442	1,013,316	1,082,423
Total liabilities and equity	$1,965,627	$1,727,439	$2,079,731
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Pawn loan fees and service charges	$80,187	$75,914
Proceeds from disposition of merchandise	176,455	178,717
Consumer loan fees	234,182	210,205
Other	2,276	3,292
Total Revenue	493,100	468,128
Cost of Revenue
Disposed merchandise	124,564	121,335
Consumer loan loss provision	73,500	74,852
Total Cost of Revenue	198,064	196,187
Net Revenue	295,036	271,941
Expenses
Operations and administration	191,586	176,824
Depreciation and amortization	19,261	17,531
Total Expenses	210,847	194,355
Income from Operations	84,189	77,586
Interest expense	(10,068)	(7,445)
Interest income	10	63
Foreign currency transaction loss	(101)	(377)
Loss on extinguishment of debt	(1,546)	—
Equity in loss of unconsolidated subsidiary	—	(111)
Income before Income Taxes	72,484	69,716
Provision for income taxes	26,747	25,794
Net Income	45,737	43,922
Net loss attributable to the noncontrolling interest	—	4
Net Income Attributable to Cash America International, Inc.	$45,737	$43,926
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.61	$1.51
Diluted	$1.55	$1.40
Weighted average common shares outstanding:
Basic	28,407	29,100
Diluted	29,500	31,371
Dividends declared per common share	$0.035	$0.035
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$45,737	$43,922
Other comprehensive gain, net of tax:
Foreign currency translation gain(a)	533	434
Marketable securities gain(b)	—	641
Total other comprehensive gain, net of tax	$533	$1,075
Comprehensive income	$46,270	$44,997
Net loss attributable to the noncontrolling interest	—	4
Foreign currency translation gain, net of tax, attributable to the noncontrolling interest	—	(1)
Comprehensive loss attributable to the noncontrolling interest	—	3
Comprehensive income attributable to Cash America International, Inc.	$46,270	$45,000

(a)	Net of tax benefit (provision) of $(345) and $1,420 for the three months ended March 31, 2014 and 2013, respectively.

(b)	Net of tax provision of $(345) for the three months ended March 31, 2013.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,077)			106,080	4,077	—		—
Stock-based compensation expense			1,568					1,568		1,568
Income tax benefit from stock-based compensation			513					513		513
Net income attributable to Cash America International, Inc.				43,926				43,926		43,926
Dividends paid				(1,013)				(1,013)		(1,013)
Foreign currency translation gain, net of tax					433			433	1	434
Marketable securities unrealized gain, net of tax					641			641		641
Purchases of treasury shares						(467,755)	(23,369)	(23,369)		(23,369)
Loss attributable to the noncontrolling interest								—	(4)	(4)
Balance as of March 31, 2013	30,235,164	$3,024	$155,617	$922,347	$4,202	(1,713,387)	$(70,596)	$1,014,594	$(1,278)	$1,013,316
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423	$—	$1,082,423
Shares issued under stock-based plans			(5,196)			119,989	5,196	—		—
Stock-based compensation expense			1,495					1,495		1,495
Reduction in income tax benefit from stock-based compensation			(139)					(139)		(139)
Repurchase of convertible debt			(30,267)					(30,267)		(30,267)
Net income attributable to Cash America International, Inc.				45,737				45,737		45,737
Dividends paid				(981)				(981)		(981)
Foreign currency translation gain, net of tax					533			533		533
Purchases of treasury shares						(35,455)	(1,359)	(1,359)		(1,359)
Balance as of March 31, 2014	30,235,164	$3,024	$116,726	$1,062,737	$5,182	(2,140,368)	$(90,227)	$1,097,442	$—	$1,097,442
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net Income	$45,737	$43,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	19,261	17,531
Amortization of debt discount and issuance costs	1,213	1,320
Consumer loan loss provision	73,500	74,852
Stock-based compensation	1,495	1,568
Deferred income taxes, net	13,152	7,109
Excess income tax benefit from stock-based compensation	—	(513)
Other	2,203	1,762
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	7,216	11,434
Pawn loan fees and service charges receivable	9,623	8,454
Finance and service charges on consumer loans	3,989	3,493
Prepaid expenses and other assets	(2,241)	(137)
Accounts payable and accrued expenses	(32,479)	(13,434)
Current and noncurrent income taxes	13,311	13,559
Other operating assets and liabilities	2,424	1,393
Net cash provided by operating activities	$158,404	$172,313
Cash Flows from Investing Activities
Pawn loans made	(178,828)	(163,016)
Pawn loans repaid	138,372	129,093
Principal recovered through dispositions of forfeited pawn loans	90,707	84,745
Consumer loans made or purchased	(490,119)	(469,625)
Consumer loans repaid	447,346	422,015
Acquisitions, net of cash acquired	(500)	(213)
Purchases of property and equipment	(14,504)	(9,462)
Other investing activities	77	399
Net cash used in investing activities	$(7,449)	$(6,064)
Cash Flows from Financing Activities
Net payments under bank lines of credit	(45,097)	(121,690)
Debt issuance costs paid	(142)	—
Payments on/repurchases of notes payable	(95,095)	(7,084)
Excess income tax benefit from stock-based compensation	—	513
Treasury shares purchased	(1,359)	(23,369)
Dividends paid	(981)	(1,013)
Net cash used in financing activities	$(142,674)	$(152,643)
Effect of exchange rates on cash	$929	$(4,627)
Net increase in cash and cash equivalents	9,210	8,979
Cash and cash equivalents at beginning of year	67,228	61,374
Cash and cash equivalents at end of period	$76,438	$70,353
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$83,218	$75,809
Pawn loans renewed	$66,718	$65,453
Consumer loans renewed	$72,449	$163,760
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The financial statements presented as of March 31, 2014 and 2013 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.
These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company prospectively adopted ASU 2013-11 on January 1, 2014, and the adoption did not have a material effect on its financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014, and the adoption did not have a material effect on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-04 on January 1, 2014, and the adoption did not have a material effect on its financial position or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accounting Standards to be Adopted in Future Periods

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and enhance disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income or loss attributable to a disposal of an individually significant component of an organization that does not qualify for discontinued operations presentation in the financial statements. The Company is required to adopt ASU 2014-08 prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial position and results of operations.
Revision of Prior Period Financial Statements
“Cash and cash equivalents” and “Accounts payable and accrued expenses” on the consolidated balance sheets as of March 31, 2013 and December 31, 2013 were revised to reclassify certain liabilities as in-transit cash disbursements due to the timing of payments for certain contracts. Management determined that the impact on all previously issued financial statements was immaterial. The correction resulted in the following increases (decreases) to amounts previously reported in the Company's financial statements (dollars in thousands):

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	December 31, 2011
Consolidated Balance Sheet
Cash and cash equivalents	$(2,010)	$(3,737)	$(7,446)	$(8,008)	$(1,760)	$(3,749)
Accounts payable and accrued expenses	(2,010)	(3,737)	(7,446)	(8,008)	(1,760)	(3,749)
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$(250)	$(1,977)	$(5,686)	$(6,248)	$1,989	$(2,215)
Cash and cash equivalents at beginning of year	(1,760)	(1,760)	(1,760)	(1,760)	(3,749)	(1,534)
Cash and cash equivalents at end of period	(2,010)	(3,737)	(7,446)	(8,008)	(1,760)	(3,749)

As other prior period financial information is presented, the Company will similarly revise the consolidated balance sheets and statements of cash flows in its future filings.
2. Acquisitions
Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. The aggregate purchase price for the acquisition was approximately $61.1 million. Of this amount, $60.6 million was paid in 2013 and $0.5 million, which was related to holdback, was paid during the three months ended March 31, 2014. The acquisition price was paid in cash and funded through borrowings under the Company's line of credit. The Company incurred approximately $0.6 million of acquisition costs related to the acquisition, which were expensed in 2013.

3. Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of March 31, 2014 and 2013 and December 31, 2013, the Company had current pawn loans outstanding of $210.6 million, $195.9 million and $251.9 million, respectively, and delinquent pawn loans outstanding of $7.5 million, $7.1 million and $9.2 million, respectively.

4. Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans
Consumer loan fee revenue generated from consumer loans for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest and fees on short-term loans	$94,975	$140,215
Interest and fees on line of credit accounts	73,036	23,234
Interest and fees on installment loans	66,171	46,756
Total consumer loan revenue	$234,182	$210,205

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
Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its credit services organization programs (“CSO programs”) is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of March 31, 2014 and 2013 and December 31, 2013 were as follows (dollars in thousands):

	As of March 31, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$79,450	$104,783	$156,615	$340,848
Delinquent loans	23,505	14,221	21,246	58,972
Total consumer loans, gross	102,955	119,004	177,861	399,820
Less: allowance for losses	(21,119)	(26,669)	(29,921)	(77,709)
Consumer loans, net	$81,836	$92,335	$147,940	$322,111
	As of March 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$119,280	$32,039	$110,630	$261,949
Delinquent loans	48,448	4,916	16,155	69,519
Total consumer loans, gross	167,728	36,955	126,785	331,468
Less: allowance for losses	(42,570)	(8,064)	(27,033)	(77,667)
Consumer loans, net	$125,158	$28,891	$99,752	$253,801
	As of December 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$101,379	$111,822	$168,221	$381,422
Delinquent loans	29,857	13,980	21,448	65,285
Total consumer loans, gross	131,236	125,802	189,669	446,707
Less: allowance for losses	(24,425)	(29,784)	(33,657)	(87,866)
Consumer loans, net	$106,811	$96,018	$156,012	$358,841

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs during the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended March 31, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$24,425	$29,784	$33,657	$87,866
Consumer loan loss provision	22,616	23,375	28,133	74,124
Charge-offs	(37,408)	(29,988)	(37,089)	(104,485)
Recoveries	11,486	3,498	5,220	20,204
Balance at end of period	$21,119	$26,669	$29,921	$77,709
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,322	$—	$758	$3,080
(Decrease) increase in liability	(855)	—	231	(624)
Balance at end of period	$1,467	$—	$989	$2,456
	Three Months Ended March 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	46,553	6,553	23,149	76,255
Charge-offs	(60,790)	(11,202)	(27,744)	(99,736)
Recoveries	10,825	1,606	3,014	15,445
Balance at end of period	$42,570	$8,064	$27,033	$77,667
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$—	$564	$3,498
Decrease in liability	(1,387)	—	(16)	(1,403)
Balance at end of period	$1,547	$—	$548	$2,095

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and secured auto-equity loans and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of March 31, 2014 and 2013 and December 31, 2013, the amount of consumer loans guaranteed by the Company was $42.2 million, $43.9 million and $59.0 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.5 million, $2.1 million and $3.1 million, as of March 31, 2014 and 2013 and December 31, 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Merchandise Held for Disposition
Merchandise held for disposition and the related allowance as of March 31, 2014 and 2013 and December 31, 2013 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of March 31,						As of December 31,
	2014			2013			2013
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$189,091	$(1,200)	$187,891	$141,507	$(840)	$140,667	$204,663	$(840)	$203,823
Foreign	5,154	(109)	5,045	5,385	(11)	5,374	5,185	(109)	5,076
Total	$194,245	$(1,309)	$192,936	$146,892	$(851)	$146,041	$209,848	$(949)	$208,899

6. Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated subsidiaries at cost. The aggregate carrying values of the Company’s investments in unconsolidated subsidiaries were $8.3 million as of March 31, 2014 and December 31, 2013 and $7.2 million as of March 31, 2013 and were held in “Other assets” in the consolidated balance sheets. Carrying values for these investments are adjusted for cash contributions and distributions. The Company evaluates these investments for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. If an impairment of the investment is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

Based on the Company’s impairment evaluation of these investments as of March 31, 2014, it determined that an impairment loss was not probable as of that date for its investments in unconsolidated subsidiaries. As of March 31, 2014, the Company owned a $6.0 million investment in the preferred stock of an early-stage privately-held developing consumer financial services entity that the Company accounts for under the cost method. The Company determined that as of March 31, 2014 it was at least reasonably possible that the Company could realize an impairment loss in the near future for this investment. The Company will continue to evaluate the impairment risk of this investment by monitoring and assessing the entity’s ability to raise capital or generate profits to fund its future operations.

In July 2013, the Company changed its accounting for one of its investments in unconsolidated subsidiaries to the cost method from the equity method of accounting due to a decrease in its ownership percentage of the investment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Long-term Debt
The Company’s long-term debt instruments and balances outstanding as of March 31, 2014 and 2013 and December 31, 2013 were as follows (dollars in thousands):

	Balance as of
	March 31,		December 31,
	2014	2013	2013
Domestic and multi-currency line of credit due 2018	$148,620	$179,321	$193,717
6.09% Series A senior unsecured notes due 2016	21,000	28,000	21,000
7.26% senior unsecured notes due 2017	15,000	20,000	20,000
Variable rate senior unsecured notes due 2018	31,250	39,583	33,333
5.75% senior unsecured notes due 2018	300,000	—	300,000
6.00% Series A senior unsecured notes due 2019	47,000	47,000	47,000
6.21% Series B senior unsecured notes due 2021	18,182	20,455	18,182
6.58% Series B senior unsecured notes due 2022	5,000	5,000	5,000
5.25% convertible senior notes due 2029	44,204	111,024	101,757
Total debt	$630,256	$450,383	$739,989
Less current portion	(22,606)	(22,606)	(22,606)
Total long-term debt	$607,650	$427,777	$717,383
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

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate for one week or one-, two-, three- or six-month periods, as selected by the Company (“LIBOR”), plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement entered into in connection with the Domestic and Multi-currency Line of Credit. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.50% as of March 31, 2014) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 3.20%, 3.04% and 3.30% as of March 31, 2014 and 2013 and December 31, 2013, respectively.
As of March 31, 2014, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days, and as of March 31, 2013, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from two to 30 days. The Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit; therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Variable Rate Senior Unsecured Notes

When the Company originally entered into the Credit Agreement in connection with its Domestic and Multi-currency Line of Credit, it also entered into a $50.0 million term loan facility under which it issued variable rate senior unsecured notes that are guaranteed by all of the Company’s domestic subsidiaries. When the Company amended its Domestic and Multi-currency Line of Credit on May 10, 2013, it also extended the maturity date of its $50.0 million variable rate term loan facility from March 31, 2015 to March 31, 2018 (the “2018 Variable Rate Notes”). The 2018 Variable Rate Notes are payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2018. Interest on the 2018 Variable Rate Notes is charged, at the Company’s option, at either LIBOR (as defined above) plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The weighted average interest rate (including margin) on the 2018 Variable Rate Notes was 3.69%, 3.75% and 3.69% as of March 31, 2014 and 2013 and December 31, 2013, respectively.

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

The 2018 Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at 100% of the aggregate principal amount of 2018 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the Indenture that governs the 2018 Senior Notes (the “2018 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the 2018 Senior Notes Indenture, the holders of 2018 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2018 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of 2018 Senior Notes repurchased plus accrued and unpaid interest, if any, as of the date of repurchase. As required by a registration rights agreement that the Company entered into with the initial purchasers when the 2018 Senior Notes were issued, the Company completed an exchange offer with respect to the 2018 Senior Notes in January 2014. All of the unregistered 2018 Senior Notes have been exchanged for identical new notes registered under the Securities Act.
In connection with the issuance and registration of the 2018 Senior Notes, the Company has incurred debt issuance and registration costs of approximately $8.7 million since initial issuance of the debt, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the consolidated balance sheets.

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

2029 Convertible Notes

On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes are senior unsecured obligations of the Company. The 2029 Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually on May 15 and November 15 of each year. The 2029 Convertible Notes will be convertible, in certain circumstances, at an initial conversion rate of 39.2157 shares per $1,000 aggregate principal amount of 2029 Convertible Notes (which is equivalent to a conversion price of approximately $25.50 per share), subject to adjustment upon the occurrence of certain events, into either, at the Company’s election: (i) shares of common stock or (ii) cash up to their principal amount and shares of its common stock with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Company may not redeem the 2029 Convertible Notes prior to May 15, 2014. The Company may, at its option, redeem some or all of the 2029 Convertible Notes on or after May 15, 2014. Holders of the 2029 Convertible Notes will have the right to require the Company to repurchase some or all of the outstanding 2029 Convertible Notes on May 15, 2014, May 15, 2019 and May 15, 2024 at a price equal to 100% of the principal amount plus any accrued and unpaid interest.

As of March 31, 2014 and 2013, the carrying amount of the 2029 Convertible Notes was $44.2 million and $111.0 million, respectively, which included an unamortized discount of $0.2 million and $4.0 million, respectively. The discount is being amortized to interest expense over a period of five years, through the first redemption date of May 15, 2014. The total interest expense recognized was $1.4 million and $2.3 million for the quarter ended March 31, 2014 and 2013, respectively, of which $0.5 million and $0.8 million represented the non-cash amortization of the discount for the quarter ended March 31, 2014 and 2013, respectively. The contractual interest expense was $0.8 million and $1.5 million for the quarter ended March 31, 2014 and 2013, respectively. The 2029 Convertible Notes have an effective interest rate of 8.46% at both March 31, 2014 and 2013, respectively. As of March 31, 2014, the if-converted value of the 2029 Convertible Notes exceeds the principal amount by approximately $26.2 million. See Note 8 for further discussion of the dilutive effect of the 2029 Convertible Notes on diluted net income per share.

During the three months ended March 31, 2014, the Company repurchased $58.6 million principal amount of the 2029 Convertible Notes in privately-negotiated transactions for aggregate cash consideration of $89.5 million plus accrued interest. In connection with these purchases, during the three months ended March 31, 2014, the Company recorded a loss on extinguishment of debt of approximately $1.5 million, which is included in “Loss on extinguishment of debt” in the consolidated statements of income and a $30.3 million decrease to additional paid-in capital, which is included in "Repurchase of convertible debt" in the consolidated statements of equity. The Company has notified the remaining holders of its outstanding 2029 Convertible Notes that on May 15, 2014, it will redeem all outstanding 2029 Convertible Notes. As a result of this notification, holders of 2029 Convertible Notes may elect to convert their 2029 Convertible Notes pursuant to the provisions described above. For all 2029 Convertible Notes that are properly surrendered for conversion, the Company intends to pay the principal amount of the 2029 Convertible Notes in cash and the remainder of the conversion value in excess of the principal amount in shares of common stock.

As of March 31, 2014 the carrying amount of the equity component recorded as additional paid-in capital was a negative value of $28.5 million, net of deferred taxes and equity issuance costs. The negative additional paid-in capital arose due to the substantially higher average stock price associated with the repurchases in relation to the conversion price associated with initial recording of the equity component for the 2029 Convertible Notes. As of March 31, 2013 and December 31, 2013, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million and $1.8 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In connection with the issuance of the 2029 Convertible Notes, the Company incurred approximately $3.9 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs as of March 31, 2014 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over five years.
Other

When the Company entered into the Credit Agreement in connection with its Domestic and Multi-currency Line of Credit, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. When the Company amended its Credit Agreement on May 10, 2013, it also extended the maturity date of its Letter of Credit Facility from March 31, 2015 to March 31, 2018. The Company had standby letters of credit of $17.6 million under its Letter of Credit Facility as of March 31, 2014.

The Company’s debt agreements for its Domestic and Multi-currency Line of Credit and its senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2014, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three months ended March 31, 2014 and 2013 (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to Cash America International, Inc.	$45,737	$43,926
Denominator:
Total weighted average basic shares(a)	28,407	29,100
Shares applicable to stock-based compensation(b)	63	144
Convertible debt(c)	1,030	2,127
Total weighted average diluted shares(d)	29,500	31,371
Net income – basic	$1.61	$1.51
Net income – diluted	$1.55	$1.40

(a)
Includes vested and deferred restricted stock units of 310 for both March 31, 2014 and 2013, as well as 32 and 31 shares held in the Company’s nonqualified deferred compensation plan for the three months ended March 31, 2014 and 2013, respectively.

(b)	Includes shares related to unvested restricted stock unit awards.

(c)
The shares issuable with respect to the Company’s 2029 Convertible Notes have been calculated using the treasury stock method. The Company has sent a notice of redemption to all holders of outstanding 2029 Convertible Notes and intends to settle the principal portion of the convertible debt in cash for all 2029 Convertible Notes that are properly surrendered for conversion; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares. See Note 7.

(d)	There were 38 and 87 anti-dilutive shares for the three months ended March 31, 2014 and 2013, respectively.

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
During the first quarter of 2014, the Company changed the presentation of financial information within its e-commerce segment to report certain administrative and depreciation and amortization expenses within that segment separately from its domestic and foreign operating components. Administrative expenses in the e-commerce segment, which were previously allocated between the domestic and foreign components based on the amount of loans written and renewed, are included under the “Admin” heading within the e-commerce segment information in the following tables. Depreciation and amortization related to the e-commerce administrative function is also included in this category. For comparison purposes, amounts for prior years have been conformed to the current presentation.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following tables contain operating segment data for the three months ended March 31, 2014 and 2013 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended
March 31, 2014
Revenue
Pawn loan fees and service charges	$78,467	$1,720	$80,187	$—	$—	$—	$—	$—	$80,187
Proceeds from disposition of merchandise	172,170	4,285	176,455	—	—	—	—	—	176,455
Consumer loan fees	25,759	—	25,759	109,048	99,375	—	208,423	—	234,182
Other	2,002	85	2,087	39	3	—	42	147	2,276
Total revenue	278,398	6,090	284,488	109,087	99,378	—	208,465	147	493,100
Cost of revenue
Disposed merchandise	121,258	3,306	124,564	—	—	—	—	—	124,564
Consumer loan loss provision	7,598	—	7,598	28,635	37,267	—	65,902	—	73,500
Total cost of revenue	128,856	3,306	132,162	28,635	37,267	—	65,902	—	198,064
Net revenue	149,542	2,784	152,326	80,452	62,111	—	142,563	147	295,036
Expenses
Operations and administration	101,153	3,249	104,402	23,408	25,120	19,639	68,167	19,017	191,586
Depreciation and amortization	10,304	403	10,707	1,905	523	1,690	4,118	4,436	19,261
Total expenses	111,457	3,652	115,109	25,313	25,643	21,329	72,285	23,453	210,847
Income (loss) from operations	$38,085	$(868)	$37,217	$55,139	$36,468	$(21,329)	$70,278	$(23,306)	$84,189
As of March 31, 2014
Total assets	$1,120,709	$78,181	$1,198,890	$401,791	$210,579	$15,445	$627,815	$138,922	$1,965,627
Goodwill			$495,130				$210,362		$705,492

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended
March 31, 2013
Revenue
Pawn loan fees and service charges	$74,174	$1,740	$75,914	$—	$—	$—	$—	$—	$75,914
Proceeds from disposition of merchandise	174,150	4,567	178,717	—	—	—	—	—	178,717
Consumer loan fees	28,322	—	28,322	90,641	91,242	—	181,883	—	210,205
Other	2,500	93	2,593	441	7	—	448	251	3,292
Total revenue	279,146	6,400	285,546	91,082	91,249	—	182,331	251	468,128
Cost of revenue
Disposed merchandise	117,687	3,648	121,335	—	—	—	—	—	121,335
Consumer loan loss provision	6,778	—	6,778	29,823	38,251	—	68,074	—	74,852
Total cost of revenue	124,465	3,648	128,113	29,823	38,251	—	68,074	—	196,187
Net revenue	154,681	2,752	157,433	61,259	52,998	—	114,257	251	271,941
Expenses
Operations and administration	90,702	3,603	94,305	21,405	24,647	19,530	65,582	16,937	176,824
Depreciation and amortization	8,801	399	9,200	2,428	560	1,455	4,443	3,888	17,531
Total expenses	99,503	4,002	103,505	23,833	25,207	20,985	70,025	20,825	194,355
Income (loss) from operations	$55,178	$(1,250)	$53,928	$37,426	$27,791	$(20,985)	$44,232	$(20,574)	$77,586
As of March 31, 2013
Total assets	$915,772	$128,534	$1,044,306	$357,027	$179,767	$15,150	$551,944	$131,189	$1,727,439
Goodwill			$400,871				$210,369		$611,240

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. Commitments and Contingencies
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
This case was scheduled to go to trial in November 2013, but on October 9, 2013, the parties agreed to a memorandum of understanding (the “Settlement Memorandum”). Pursuant to the Settlement Memorandum, the parties filed a joint motion containing the full terms of the settlement (the “Settlement Agreement”) with the trial court for approval on October 24, 2013, and the trial court preliminarily approved the Settlement Agreement on November 4, 2013. On January 16, 2014, the trial court issued its final approval of the settlement and entered the Final Order and Judgment. The Settlement Agreement required a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration) (the “Class Claims and Costs”), all of which will count towards the aggregate payment for purposes of determining whether the minimum payment has been made or the maximum payment has been reached. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.
In accordance with ASC 450, Contingencies, the Company recognized a liability in 2013 in the amount of $18.0 million. The liability was recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets and “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2013. The Class Claims and Costs have been finalized, and the Company is required to pay $18.6 million in connection with the Class Claims and Costs, $18.3 million of which was paid during the three months ended March 31, 2014.
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
The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and a decision is expected during the first half of 2014. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will alter its short-term loan product in Ohio. In addition, following the ruling by the Ninth District Court, four lawsuits were filed against the Company by customers in Ohio, three of which are purported class action complaints, alleging that the Company improperly made loans under the OMLA, and the Company may in the future receive other claims. Each of these four lawsuits has been stayed pending the outcome of the Supreme Court of Ohio’s decision. The Company is currently unable to estimate a range of reasonably possible losses in connection with these lawsuits, as defined by ASC 450-20-20, Contingencies-Loss Contingencies-Glossary, for these litigation matters. The Company believes that the Plaintiffs’ claims in these suits are without merit and will vigorously defend these lawsuits.
The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Consumer Financial Protection Bureau
On November 20, 2013, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (the “CFPB”) pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, among other things, to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s voluntary program that was announced in December 2012 to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. As of March 31, 2014, the Company had refunded approximately $6.4 million in connection with this program.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and 2013 and December 31, 2013 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(75)	$—	$(75)	$—
Nonqualified savings plan assets(a)	15,144	15,144	—	—
Total	$15,069	$15,144	$(75)	$—
	March 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(407)	$—	$(407)	$—
Nonqualified savings plan assets(a)	13,116	13,116	—	—
Marketable securities(b)	7,028	7,028	—	—
Total	$19,737	$20,144	$(407)	$—
	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Forward currency exchange contracts	$6	$—	$6	$—
Nonqualified savings plan assets(a)	14,576	14,576	—	—
Total	$14,582	$14,576	$6	$—

(a) The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b) Cumulative unrealized total gains, net of tax, on these equity securities of $0.9 million as of March 31, 2013 are recorded in
“Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.
The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. During the three months ended March 31, 2014 and 2013, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value
The Company’s financial assets and liabilities as of March 31, 2014 and 2013 and December 31, 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2014	2014	Level 1		Level 2	Level 3
Financial assets:
Cash and cash equivalents	$76,438	$76,438	$76,438		$—	$—
Pawn loans	218,093	218,093	—		—	218,093
Short-term loans and line of credit accounts, net	174,171	174,171	—		—	174,171
Installment loans, net	147,940	147,940	—		—	147,940
Pawn loan fees and service charges receivable	43,814	43,814	—		—	43,814
Total	$660,456	$660,456	$76,438		$—	$584,018
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,456	$2,456	$—		$—	$2,456
Domestic and Multi-currency Line of credit	148,620	157,340	—		157,340	—
Senior unsecured notes	437,432	432,887	295,500	(a)	137,387	—
2029 Convertible Notes	44,204	67,476	—		67,476	—
Total	$632,712	$660,159	$295,500		$362,203	$2,456
(a) The 2018 Senior Notes were transferred to Level 1 in the first quarter of 2014 in conjunction with the Company's registration of these notes with the SEC in January 2014. See Note 6.
	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2013	2013	Level 1		Level 2	Level 3
Financial assets:
Cash and cash equivalents	$70,353	$70,353	$70,353		$—	$—
Pawn loans	202,982	202,982	—		—	202,982
Short-term loans and line of credit accounts, net	154,049	154,049	—		—	154,049
Installment loans, net	99,752	99,752	—		—	99,752
Pawn loan fees and service charges receivable	40,560	40,560	—		—	40,560
Total	$567,696	$567,696	$70,353		$—	$497,343
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,095	$2,095	$—		$—	$2,095
Domestic and Multi-currency Line of credit	179,321	183,898	—		183,898	—
Senior unsecured notes	160,038	164,012	—		164,012	—
2029 Convertible Notes	111,024	239,775	—		239,775	—
Total	$452,478	$589,780	$—		$587,685	$2,095

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,228	$67,228	$67,228	$—	$—
Pawn loans	261,148	261,148	—	—	261,148
Short-term loans and line of credit accounts, net	202,829	202,829	—	—	202,829
Installment loans, net	156,012	156,012	—	—	156,012
Pawn loan fees and service charges receivable	53,438	53,438	—	—	53,438
Total	$740,655	$740,655	$67,228	$—	$673,427
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,080	$3,080	$—	$—	$3,080
Domestic and Multi-currency Line of credit	193,717	207,426	—	207,426	$—
Senior unsecured notes	444,515	430,554	—	430,554	—
2029 Convertible Notes	101,757	155,788	—	155,788	—
Total	$743,069	$796,848	$—	$793,768	$3,080
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
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and secured auto-equity loans and is required to purchase any defaulted loans it has guaranteed. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.5 million, $2.1 million and $3.1 million as of March 31, 2014 and 2013 and December 31, 2013, respectively. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximated the fair value.
The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of March 31, 2014, the Company’s

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Domestic and Multi-currency Line of Credit had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar lines of credit. As of March 31, 2014, the Company’s senior unsecured notes had a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of March 31, 2014, the 2029 Convertible Notes had a higher fair value than carrying value due to the Company’s stock price as of March 31, 2014 exceeding the applicable conversion price for the 2029 Convertible Notes, thereby increasing the value of the instrument for noteholders.

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
The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of March 31, 2014 and 2013 and December 31, 2013 (dollars in thousands):

Assets	As of March 31, 2014
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$58,899	$19	$(94)	$(75)
Assets	As of March 31, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$86,456	$—	$(407)	$(407)
Assets	As of December 31, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$81,547	$27	$(21)	$6

(a) As of March 31, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.
(b) Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(a)	$(760)	$5,317	$—	$—	$—	$—
Total	$(760)	$5,317	$—	$—	$—	$—

(a) The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

GENERAL
The Company provides specialty financial services to individuals through retail services locations and e-commerce activities.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company's credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans written by the Company and auto equity loans, which are secured by a customer's vehicle. These secured installment loans may be written by the Company or by a third-party lender through the Company's CSO programs that the Company guarantees. The Company offers consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada.

Through the Company’s CSO programs, the Company provides services related to a third-party lender's consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

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

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of March 31, 2014 and 2013. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, some recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn.” The Company’s foreign retail services locations operate under the name “Cash America casa de empeño.”

	As of March 31,
	2014			2013
	Domestic(a)	Foreign	Total	Domestic(a)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	582	—	582	580	—	580
Pawn lending only	247	47	294	167	47	214
Consumer lending only	38	—	38	81	—	81
Other (b)	93	—	93	91	—	91
Total retail services	960	47	1,007	919	47	966

(a)	Except as described in (b) below, includes locations that operated in 22 states in the United States as of March 31, 2014 and 2013, respectively.

(b)
As of March 31, 2014 and 2013, includes 93 and 91 unconsolidated franchised check cashing locations, respectively. As of March 31, 2014 and 2013, includes locations operating in 14 and 15 states in the United States, respectively.

E-Commerce Segment
As of March 31, 2014 and 2013, the Company’s e-commerce segment operated in 33 and 32 states, respectively, in the United States and in three foreign countries:

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

Recent Developments

Review of Strategic Separation Alternatives for the E-commerce Business

On April 10, 2014, the Company announced that its Board of Directors has authorized management to review potential strategic alternatives, including a tax-free spin-off, for the separation of its online lending business that comprises its E-commerce Division, Enova International, Inc. (“Enova”). While a final decision has not been made, a spin-off would create a stand-alone, publicly traded online lending company. If a spin-off were to occur, the Company would be separated into two publicly traded companies: Enova International, Inc., which would own and operate the Company’s online lending business that comprises its E-Commerce Division (or the e-commerce segment) with operations in the U.S., the U.K., Australia and Canada, and Cash America International, Inc., which would own and operate the Company’s storefront lending businesses that comprise its Retail Services Division (or the retail services segment).
Management will analyze the potential separation and expects to make a final recommendation to the Company’s Board of Directors in 2014. If the Board approves a separation, a transaction could be completed in late 2014 or early 2015, subject to market, regulatory and other conditions, including, if the separation takes the form of a tax-free spin-off, the receipt of a private letter ruling from the Internal Revenue Service and an opinion from the Company’s tax counsel. The Company currently expects that any spin-off would be in the form of a tax-free distribution of at least 80 percent of the Enova common stock to the Company’s shareholders.
The separation is subject to a number of conditions, including final approval by the Board of Directors of transaction specifics. In addition, external events beyond the control of the Company and Enova could impact the timing or occurrence of a separation. There can be no assurance that any separation or other transaction will occur or, if one does occur, there can be no assurance as to its form, terms or timing.
Recent Regulatory Developments

Financial Conduct Authority

The Company offers consumer loans over the internet in the United Kingdom through its e-commerce segment.  On April 1, 2014, pursuant to the Financial Services Act 2012, the Financial Conduct Authority (the “FCA”) took over responsibility for regulating consumer credit in the United Kingdom from the Office of Fair Trading (the “OFT”).  Under the new FCA regime, the Company has obtained interim permission to provide consumer credit and must be approved for full authorization from the FCA to continue to provide consumer credit, which will require that the Company satisfy, and continue to satisfy, certain minimum standards set out in the Financial Services and Markets Act 2000 and may result in additional tax and other costs to the Company. The FCA is expected to complete the process of considering whether to grant previous OFT license holders full authorization by April 1, 2016, and there is no guarantee that the Company will receive full authorization from the FCA.
In addition, on February 28, 2014, the FCA issued the Consumer Credit Sourcebook that contains the final regulations that will cover the conduct requirements for lenders of consumer credit in the U.K. such as the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions took effect on April 1, 2014, and other provisions for high-cost short-term credit loans, such as the limits on rollovers, continuous payment authority and certain advertising practices, take effect on July 1, 2014. The Company previously made changes in its business practices in contemplation of these new rules and will make additional changes to its business practices going forward to address the FCA’s requirements, including changes related to debt forbearance (or the Company's practices regarding customers who have indicated they are experiencing financial difficulty), debt collection, affordability assessments, advertising practices and establishing a physical presence (or office located) in the U.K. These changes could result in a decrease in the number of consumer loans that the Company is able to make, a decrease in the amounts loaned to customers, lower collections on loans made by the Company and additional operating expenses and taxes. An inability to make changes to the satisfaction of the FCA could also have an adverse impact on the Company’s authorization from the FCA to continue to provide consumer credit. The Company is still assessing the potential impact of the changes and what effect such changes may have on its business, prospects, results of operations, financial condition and cash flows. For further discussion of regulatory matters in the U.K, see “Part II. Item 1A. Risk Factors. The United Kingdom has recently taken a stricter approach to the regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers” and “The FCA, as the successor to the OFT, has expressed, and continues to express, concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause changes to the Company’s business and could negatively impact its operations and results.”

CRITICAL ACCOUNTING POLICIES
Except as described below, since December 31, 2013, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF CONTINUING OPERATIONS

Overview and Highlights
The Company’s financial results for the three months ended March 31, 2014 (the “current quarter”) are summarized below.

•	Consolidated total revenue was $493.1 million, representing an increase of $25.0 million, or 5.3%, for the current quarter compared to the three months ended March 31, 2013 (the “prior year quarter”).

•
Consolidated net revenue increased $23.1 million, or 8.5%, to $295.0 million for the current quarter from $271.9 million for the prior year quarter. The increase was primarily due to a $25.3 million, or 18.7%, increase in consumer loan net revenue, which consists of consumer loan fees, net of consumer loan loss provision.

•	Consolidated income from operations increased $6.6 million, or 8.5%, to $84.2 million in the current quarter compared to $77.6 million in the prior year quarter.

•	Consolidated net income increased $1.8 million, or 4.1%, to $45.7 million in the current quarter compared to $43.9 million in the prior year quarter.

•	Consolidated diluted net income per share increased 10.7%, or $0.15 per share, to $1.55 in the current quarter compared to $1.40 in the prior year quarter.

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
The following tables show the components of net revenue for the current quarter and prior year quarter for the Company’s retail services and e-commerce segments, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended March 31, 2014
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$80,187	52.6%	$—	—	$—	—	$80,187	27.2%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	51,891	34.1%	—	—	—	—	51,891	17.6%
Pawn related	$132,078	86.7%	$—	—	$—	—	$132,078	44.8%
Consumer loan fees, net of loss provision	$18,161	11.9%	$142,521	100.0%	$—	—	$160,682	54.5%
Other revenue	2,087	1.4%	42	—%	147	100.0%	2,276	0.7%
Net revenue	$152,326	100.0%	$142,563	100.0%	$147	100.0%	$295,036	100.0%

	Three Months Ended March 31, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$75,914	48.2%	$—	—	$—	—	$75,914	27.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	57,382	36.5%	—	—	—	—	57,382	21.1%
Pawn related	$133,296	84.7%	$—	—	$—	—	$133,296	49.0%
Consumer loan fees, net of loss provision	$21,544	13.7%	$113,809	99.6%	$—	—	$135,353	49.8%
Other revenue	2,593	1.6%	448	0.4%	251	100.0%	3,292	1.2%
Net revenue	$157,433	100.0%	$114,257	100.0%	$251	100.0%	$271,941	100.0%

For the current quarter, consolidated net revenue increased $23.1 million, or 8.5%, to $295.0 million from $271.9 million for the prior year quarter. Consumer loan net revenue accounted for 54.5% and 49.8% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $25.3 million, to $160.7 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees. Pawn-related net revenue accounted for 44.8% and 49.0% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue decreased $1.2 million, to $132.1 million during the current quarter from $133.3 million in the prior year quarter. The decrease in pawn-related net revenue was primarily attributable to lower commercial sales and a decrease in gross profit margin on the commercial disposition of merchandise, partially offset by higher pawn loan fees and service charges and higher gross profit on retail sales.

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted net income and diluted net income per shares attributable to the Company, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the adjustment for the loss on the extinguishment of a portion of the Company's convertible senior notes (the "Debt Extinguishment") and the charges related to the Company's settlement of a litigation matter in 2013 (the "2013 Litigation Settlement") are useful to investors in order to allow them to compare the Company’s financial results for the current quarter with the prior year quarter, respectively.
The following table provides a reconciliation for the current quarter and prior year quarter, respectively, between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share attributable to Cash America International, Inc.	$45,737	$1.55	$43,926	$1.40
Adjustments (net of tax):
Loss on Debt Extinguishment (b)	974	0.03	—	—
2013 Litigation Settlement(c)	164	0.01	—	—
Adjusted net income and diluted net income per share attributable to the Company	46,875	1.59	43,926	1.40
Other adjustments (net of tax):
Intangible asset amortization	1,047	0.04	832	0.03
Non-cash equity-based compensation	942	0.03	988	0.03
Non-cash interest and issuance cost amortization on convertible senior notes	374	0.01	626	0.02
Foreign currency transaction loss	64	—	238	0.01
Adjusted earnings and adjusted earnings per share	$49,302	$1.67	$46,610	$1.49

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)	For the three months ended March 31, 2014, represents charges related to the early extinguishment of debt of $1.5 million, net of tax benefit of $0.5 million.

(c)	For the three months ended March 31, 2014, represents charges related to the 2013 Litigation Settlement of $0.3 million, net of tax benefit of $0.1 million.

Adjusted EBITDA
The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments for the closure of 36 consumer lending-only retail services locations in Texas during the second half of 2013 (the "Texas Consumer Loan Store Closures"), the penalty paid to the Consumer Financial Protection Bureau ("CFPB") in connection with the issuance of a consent order by the CFPB (the "Regulatory Penalty"), charges related to the 2013 Litigation Settlement, an income tax benefit related to the change of tax basis in the stock of one of its subsidiaries in connection with the Mexico Reorganization (as defined below) (the "Creazione Deduction"), the withdrawal in July 2012 of the proposed initial public offering by the Company's wholly-owned subsidiary, Enova ("Enova IPO"), the reorganization of the Company's Mexico-based pawn operations during 2012 (the "Mexico Reorganization") and a voluntary program to reimburse Ohio customers in connection with legal collections proceedings initiated by the Company in Ohio (the "Ohio Reimbursement Program"), including a decrease in the Company's remaining liability related to the Ohio Reimbursement Program during 2013 after the assessment of the claims made to date and related matters (the "Ohio Adjustment"), are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended
	March 31,
	2014	2013
Net income attributable to Cash America International, Inc.	$144,339	$109,929
Adjustments:
Texas Consumer Loan Store Closures (a)	1,373	—
Regulatory Penalty (b)	5,000	—
2013 Litigation settlement(c)	18,260	—
Charges related to withdrawn proposed Enova IPO(d)		3,424
Charges related to Mexico Reorganization(e)		28,873
Charges related to Ohio Adjustment and Ohio Reimbursement Program(f)	(5,000)	13,400
Depreciation and amortization expenses(g)	74,822	65,774
Interest expense, net	38,921	29,222
Foreign currency transaction loss	929	777
Loss on Debt Extinguishment(h)	2,153	—
Equity in loss of unconsolidated subsidiary	25	289
Provision for income taxes(i)	31,707	78,981
Net income (loss) attributable to the noncontrolling interest (j)	312	(4,866)
Adjusted EBITDA	$312,841	$325,803
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,822,198	$1,811,070
Adjusted EBITDA	$312,841	$325,803
Adjusted EBITDA as a percentage of total revenue	17.2%	18.0%

(a)	Represents charges related to the Texas Consumer Loan Store Closure of $1.4 million, before tax benefit of $0.5 million.

(b)	Represents charges for the Regulatory Penalty, which is nondeductible for tax purposes.

(c)	Represents charges related to the 2013 Litigation Settlement of $18.3 million, before tax benefit of $6.7 million.

(d)	Represents charges directly related to the withdrawn Enova IPO, before tax benefit of $1.3 million.

(e)
Represents charges related to the Mexico Reorganization, before tax benefit of $1.2 million and noncontrolling interest of $2.3 million. Includes $12.6 million and $7.2 million of depreciation and amortization expenses and charges for the recognition of a deferred tax asset valuation allowance, respectively, as noted in (g) and (i) below.

(f)
For the trailing 12 months ended March 31, 2014, represents the Ohio Adjustment of $5.0 million, before tax provision of $1.8 million. For the trailing 12 months ended March 31, 2013, represents charges related to the Ohio Reimbursement Program, before tax benefit of $5.0 million.

(g)
For the trailing 12 months ended March 31, 2014, excludes $0.2 million of depreciation and amortization expenses which are included in the Texas Consumer Loan Store Closures. For the trailing 12 months ended March 31, 2013, excludes $12.6 million of depreciation and amortization expenses which are included in "Charges related to the Mexico Reorganization".

(h)
For the trailing 12 months ended March 31, 2014, represents charges of $2.2 million, before tax benefit of $0.8 million, related to the early extinguishment of a portion of the Company's convertible notes due 2029.

(i)
For the trailing 12 months ended March 31, 2014, includes income benefit of $33.2 million related to the Creazione Deduction. For the trailing 12 months ended March 31, 2013, excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance which is included in “Charges related to the Mexico Reorganization” in the table above and includes an income tax benefit related to the Mexico Reorganization of $1.2 million.

(j)	For the trailing twelve months ended March 31, 2013, includes $2.3 million of noncontrolling interests related to the Mexico Reorganization.

QUARTER ENDED MARCH 31, 2014 COMPARED TO QUARTER ENDED MARCH 31, 2013

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment and the profit on disposition of collateral from forfeited pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended March 31, 2014 and 2013 (dollars in thousands except where otherwise noted):

	As of March 31,
	2014	2013	Change	% Change
Ending pawn loan balances
Domestic retail services	$212,908	$197,998	$14,910	7.5%
Foreign retail services	5,185	4,984	201	4.0%
Consolidated pawn loan balances	$218,093	$202,982	$15,111	7.4%
Ending merchandise balance, net
Domestic retail services	$187,891	$140,667	$47,224	33.6%
Foreign retail services	5,045	5,374	(329)	(6.1)%
Consolidated merchandise balance, net	$192,936	$146,041	$46,895	32.1%
	Three Months Ended March 31,
	2014	2013	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$78,467	$74,174	$4,293	5.8%
Foreign retail services	1,720	1,740	(20)	(1.1)%
Consolidated pawn loan fees and service charges	$80,187	$75,914	$4,273	5.6%
Average pawn loan balance outstanding
Domestic retail services	$236,447	$222,796	$13,651	6.1%
Foreign retail services	4,670	4,512	158	3.5%
Consolidated average pawn loans outstanding	$241,117	$227,308	$13,809	6.1%
Amount of pawn loans written and renewed
Domestic retail services	$232,560	$215,376	$17,184	8.0%
Foreign retail services	12,986	13,093	(107)	(0.8)%
Consolidated amount of pawn loans written and renewed	$245,546	$228,469	$17,077	7.5%
Average amount per pawn loan (in ones)
Domestic retail services	$125	$130	$(5)	(3.8)%
Foreign retail services	$87	$86	$1	1.2%
Consolidated average amount per pawn loan (in ones)	$123	$126	$(3)	(2.4)%
Annualized yield on pawn loans
Domestic retail services	134.6%	135.0%
Foreign retail services	149.4%	156.4%
Consolidated annualized yield on pawn loans	134.9%	135.4%
Gross profit margin on disposition of merchandise
Domestic retail services	29.6%	32.4%
Foreign retail services	22.8%	20.1%
Gross profit margin on disposition of merchandise	29.4%	32.1%
Merchandise turnover
Domestic retail services	2.4	3.1
Foreign retail services	2.7	2.7
Consolidated merchandise turnover	2.5	3.1

Pawn Loan Fees and Service Charges and Pawn Loan Balances
Consolidated pawn loan balances as of March 31, 2014 were $218.1 million, which was $15.1 million higher than March 31, 2013, primarily due to an increase in pawn loan balances from acquisitions in the Company’s domestic pawn operations.

Domestic Pawn Loan Balances
The average balance of domestic pawn loans outstanding during the current quarter increased by $13.7 million, or 6.1%, compared to the prior year quarter, primarily due to an increase in the loan balances as a result of the addition of 84 domestic pawn lending locations through acquisitions and de novo store growth since the prior year quarter. The increase was partially offset by lower average pawn loan balances in same-store domestic retail services locations (stores that have been open for at least 12 months), which decreased 3.8% in the current quarter compared to the prior year quarter. Management believes this decrease is primarily attributable to a reduction in demand for pawn loans by customers. The average amount per loan in domestic pawn operations decreased to $125 in the current quarter from $130 in the prior year quarter and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.
Domestic pawn loan fees and service charges increased $4.3 million, or 5.8%, to $78.5 million in the current quarter from $74.2 million in the prior year quarter. The increase was primarily driven by the higher average domestic pawn loan balances during the current quarter as compared to the prior year quarter, primarily due to acquisitions and de novo store growth. Pawn loan yield in the current quarter was relatively flat as compared to the prior year quarter at 134.6% in 2014 compared to 135.0% in 2013.
Foreign Pawn Loan Balances
The average balance of foreign pawn loans outstanding increased slightly in the current quarter to $4.7 million, from $4.5 million in the prior year quarter. Foreign pawn loan fees and service charges were relatively flat at $1.7 million in the current quarter and in the prior year quarter.

Proceeds from Disposition of Merchandise and Gross Profit

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is the Company's cost basis in the pawn loan or the amount paid for purchased merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$142,293	$34,162	$176,455	$112,410	$66,307	$178,717
Gross profit on disposition	$49,352	$2,539	$51,891	$41,990	$15,392	$57,382
Gross profit margin	34.7%	7.4%	29.4%	37.4%	23.2%	32.1%
Percentage of total gross profit	95.1%	4.9%	100.0%	73.2%	26.8%	100.0%

As the table above indicates, the Company is placing a greater emphasis on retail disposition of merchandise in its retail services locations and placed much less reliance on the dispositions of commercial merchandise due to the prevailing lower market price for pure gold. Management expects this trend to continue and will focus on the aggregate profit on the disposition of merchandise. This shift is expected to result in higher levels of merchandise available for disposition and a decrease in inventory turnover ratio as more goods will be available for sale in retail services locations.
The total proceeds from disposition of merchandise decreased $2.3 million, or 1.3%, in the current quarter compared to the prior year quarter, and the total gross profit from the disposition of merchandise decreased $5.5 million, or 9.6%, during the current quarter compared to the prior year quarter. These decreases are primarily due to the decrease in commercial sales activity during the current quarter, partially offset by an increase in retail sales. The overall gross profit margin percentage decreased to 29.4% in the current quarter compared to 32.1% in the prior year quarter, primarily due to a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover rate decreased to 2.5 times during the current quarter compared to 3.1 times in the prior year quarter, primarily due to management’s decision to emphasize retail disposition activity rather than the Company’s routine practice in recent years of disposing of a higher volume of merchandise through commercial sales. Commercial merchandise disposition activities typically have a higher turnover rate than retail merchandise disposition activities.
Proceeds from retail dispositions of merchandise increased $29.9 million, or 26.6%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in domestic retail operations increased $29.4 million, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through de novo store growth and acquisitions since the prior year quarter. Proceeds from retail dispositions in foreign retail operations increased $0.5 million in the current quarter from the prior year quarter.
Gross profit from retail dispositions increased to 95.1% of total gross profit compared to 73.2% in the prior year quarter, primarily due to the shift to emphasize more retail disposition activity over commercial sales activity. Consolidated gross profit from retail dispositions increased $7.4 million, which was almost entirely due to higher gross profit from retail dispositions in domestic operations. The consolidated gross profit margin on the retail disposition of merchandise decreased to 34.7% in the current quarter compared to 37.4% in the prior year quarter, primarily due to the discounting of merchandise prices to encourage retail sales activity.
Proceeds from commercial dispositions decreased $32.1 million, or 48.5%, during the current quarter compared to the prior year quarter. Proceeds from commercial dispositions from domestic operations decreased by $31.4 million, primarily due to a decrease in the volume of gold and diamonds sold as part of an effort to place a greater emphasis on retail disposition activity and due to a substantial decrease in the average market price of gold sold between these two periods.
Gross profit from commercial dispositions decreased $12.9 million, due almost entirely to lower gross profit from commercial dispositions in domestic operations. The decrease in consolidated gross profit margin from commercial sales, to 7.4% in the current quarter from 23.2% in the prior year quarter, was mainly due to a higher cost of gold sold relative to the market price per ounce of gold sold, partially offset by a slightly higher gross margin generated on the sale of loose diamonds in the current quarter.

In future periods, management expects the ratio of commercial sales to total sales to remain relatively consistent with current levels as part of the Company’s initiative to emphasize retail sales of jewelry in its retail services locations. Management expects to continue to experience gross profit margin levels consistent with the current quarter on retail dispositions. Management also expects gross profit margin on commercial dispositions to be at these lower levels in future periods, mainly due to lower prevailing market prices for gold as compared to the prior year. The combination of these factors may cause overall gross profit margin in future periods to be lower than the prior year.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations before valuation allowance of $1.3 million and $0.9 million as of March 31, 2014 and 2013, respectively (dollars in thousands):

	As of March 31,
	2014		2013
	Amount	%	Amount	%
Jewelry - held for one year or less	$108,131	55.7%	$85,344	58.1%
Other merchandise - held for one year or less	73,609	37.9%	52,852	36.0%
Total merchandise held for one year or less	181,740	93.6%	138,196	94.1%
Jewelry - held for more than one year	5,163	2.7%	3,199	2.2%
Other merchandise - held for more than one year	7,342	3.7%	5,497	3.7%
Total merchandise held for more than one year	12,505	6.4%	8,696	5.9%
Total merchandise held for disposition	$194,245	100.0%	$146,892	100.0%

Consumer Loan Activities

Consumer Loan Fees
Consumer loan fees increased $24.0 million, or 11.4%, to $234.2 million in the current quarter compared to $210.2 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in consumer loan balances in the e-commerce segment, with domestic e-commerce operations contributing $18.4 million and foreign e-commerce operations contributing $8.1 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $2.5 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in the number of retail services locations offering the product, mainly as a result of the Texas Consumer Loan Store Closures, and reduced loan demand in the Company’s retail services locations.
Consumer loan fees from the foreign component of the e-commerce segment were 47.7% of consumer loan fees for the e-commerce segment and 42.4% of consolidated consumer loan fees in the current quarter, compared to 50.2% of consumer loan fees for the e-commerce segment and 43.4% of consolidated consumer loan fees in the prior year quarter.
Consumer Loan Loss Provision
The consumer loan loss provision decreased by $1.4 million, or 1.8%, to $73.5 million in the current quarter from $74.9 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 31.4% in the current quarter compared to 35.6% in the prior year quarter. The decrease was primarily due to the lower loss experience in the Company's installment loan product, as a result of fewer delinquent loans, increased collections and a higher percentage mix of customers with established payment histories during the current quarter as compared to the prior year quarter. In addition, the Company recently made refinements to its consumer loan underwriting models, which it believes also contributed to the recent improvements in loss rates. While the short-term consumer loan product was a less significant portion of the aggregate portfolio, loss experience for the product also decreased in the current quarter, contributing to the decrease in loan loss provision as a percentage of fees for the period. Management expects the loss provision as a percentage of fees will continue to be influenced by the mix of new and existing customers and the mix of outstanding loan products.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2014				2013
	Short-term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$21,998	$—	$3,761	$25,759	$25,207	$—	$3,115	$28,322
E-commerce
Domestic	44,394	35,016	29,638	109,048	47,596	23,234	19,811	90,641
Foreign	28,583	38,020	32,772	99,375	67,412	—	23,830	91,242
Total E-commerce	72,977	73,036	62,410	208,423	115,008	23,234	43,641	181,883
Consumer loan fees	$94,975	$73,036	$66,171	$234,182	$140,215	$23,234	$46,756	$210,205
Less: consumer loan loss provision	21,761	23,375	28,364	73,500	45,166	6,553	23,133	74,852
Consumer loan fees, net loss provision	$73,214	$49,661	$37,807	$160,682	$95,049	$16,681	$23,623	$135,353
Year-over-year change - $	$(21,835)	$32,980	$14,184	$25,329	$2,954	$8,450	$13,492	$24,896
Year-over-year change - %	(23.0)%	197.7%	60.0%	18.7%	3.2%	102.7%	133.2%	22.5%
Consumer loan loss provision as a % of consumer loan fees	22.9%	32.0%	42.9%	31.4%	32.2%	28.2%	49.5%	35.6%

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
Consumer Loan Balances
The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $66.2 million, or 22.4%, to $361.8 million as of March 31, 2014 from $295.6 million as of March 31, 2013, primarily due to increased demand for the line of credit and installment loan products from the e-commerce segment in both domestic and foreign markets, partially offset by a decrease in short-term loans in the retail services and e-commerce segments. Management expects the loan balances in the line of credit account and installment loan products to continue to comprise a larger percentage of the total consumer loan portfolio, due to customer’s preference for these products and the higher average amount per loan of installment loans relative to short-term loans and line of credit account products.
The combined consumer loan balance includes $399.8 million and $331.5 million as of March 31, 2014 and 2013, respectively, of Company-owned consumer loan balances before the allowance for losses of $77.7 million provided in the consolidated financial statements for both March 31, 2014 and 2013. The combined consumer loan balance also includes $42.2 million and $43.9 million as of March 31, 2014 and 2013, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.5 million and $2.1 million provided in the consolidated financial statements for March 31, 2014 and 2013, respectively.
The following table summarizes consumer loan balances outstanding as of March 31, 2014 and 2013 (dollars in thousands):

	As of March 31,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$36,580	$3,434	$40,014	$38,747	$4,774	$43,521
Installment loans	7,692	9,114	16,806	9,667	9,130	18,797
Total Retail Services, gross	44,272	12,548	56,820	48,414	13,904	62,318
E-Commerce
Domestic
Short-term loans	26,073	29,643	55,716	28,278	29,592	57,870
Line of credit accounts	55,862	—	55,862	36,955	—	36,955
Installment loans	76,876	—	76,876	40,292	—	40,292
Total Domestic, gross	158,811	29,643	188,454	105,525	29,592	135,117
Foreign
Short-term loans	40,302	—	40,302	100,703	410	101,113
Line of credit accounts	63,142	—	63,142	—	—	—
Installment loans	93,293	—	93,293	76,826	—	76,826
Total Foreign, gross	196,737	—	196,737	177,529	410	177,939
Total E-Commerce, gross	355,548	29,643	385,191	283,054	30,002	313,056
Total ending loan balance, gross	399,820	42,191	442,011	331,468	43,906	375,374
Less: Allowance and liabilities for losses	(77,709)	(2,456)	(80,165)	(77,667)	(2,095)	(79,762)
Total ending loan balance, net	$322,111	$39,735	$361,846	$253,801	$41,811	$295,612
Allowance and liability for losses as a % of consumer loan balances, gross	19.4%	5.8%	18.1%	23.4%	4.8%	21.2%

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

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $761.8 million in the current quarter, a decrease of $64.1 million, or 7.8%, from $825.9 million in the prior year quarter. The Company is experiencing a shift away from short-term consumer loans, as installment loans and line of credit balances comprise a greater percentage of consumer loans due to customers’ preference for these products. Management believes that the consumer loans written and renewed statistics are becoming less meaningful than the change in the balances of consumer loans outstanding, which have increased in the current quarter as compared to the prior year quarter and will influence revenue in future periods.

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

The following table summarizes the consumer loans written and renewed for the current quarter and the prior year quarter:

	Three Months Ended March 31,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$159,460	$18,364	$177,824	$171,920	$28,326	$200,246
Installment loans	1,825	4,438	6,263	1,446	3,712	5,158
Total Retail Services	161,285	22,802	184,087	173,366	32,038	205,404
E-Commerce
Domestic
Short-term loans	71,456	162,728	234,184	72,628	174,266	246,894
Line of credit accounts	40,613	—	40,613	28,806	—	28,806
Installment loans	40,311	—	40,311	24,671	—	24,671
Total Domestic	152,380	162,728	315,108	126,105	174,266	300,371
Foreign
Short-term loans	115,182	—	115,182	266,327	13,232	279,559
Line of credit accounts	74,996	—	74,996	—	—	—
Installment loans	72,412	—	72,412	40,585	—	40,585
Total Foreign	262,590	—	262,590	306,912	13,232	320,144
Total E-Commerce	414,970	162,728	577,698	433,017	187,498	620,515
Total amount of consumer loans written and renewed	$576,255	$185,530	$761,785	$606,383	$219,536	$825,919
Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	328,465	33,488	361,953	355,313	53,989	409,302
Installment loans	1,494	3,041	4,535	1,396	634	2,030
Total Retail Services	329,959	36,529	366,488	356,709	54,623	411,332
E-Commerce
Domestic
Short-term loans	214,231	232,242	446,473	243,248	235,222	478,470
Line of credit accounts	171,105	—	171,105	111,651	—	111,651
Installment loans	30,028	—	30,028	23,185	—	23,185
Total Domestic	415,364	232,242	647,606	378,084	235,222	613,306
Foreign
Short-term loans	214,871	—	214,871	466,904	17,316	484,220
Line of credit accounts	244,237	—	244,237	—	—	—
Installment loans	60,101	—	60,101	33,075	—	33,075
Total Foreign	519,209	—	519,209	499,979	17,316	517,295
Total E-Commerce	934,573	232,242	1,166,815	878,063	252,538	1,130,601
Total number of consumer loans written and renewed	1,264,532	268,771	1,533,303	1,234,772	307,161	1,541,933

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended March 31,
	2014	2013
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$491	$489
Installment loans	1,381	2,541
E-Commerce
Domestic
Short-term loans	$525	$516
Line of credit accounts(b)	237	258
Installment loans	1,342	1,064
Foreign
Short-term loans	$536	$577
Line of credit accounts(b)	307	—
Installment loans	1,205	1,227
Consolidated
Short-term loans	$515	$530
Line of credit accounts(b)	278	258
Installment loans	1,257	1,208
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

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current quarter and prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$54,493	$9,620	$64,113	$55,124	$10,533	$65,657
% of total	9.4%	1.7%	11.1%	8.9%	1.7%	10.6%
Existing customers	360,477	153,108	513,585	377,893	176,965	554,858
% of total	62.4%	26.5%	88.9%	60.9%	28.5%	89.4%
Total amount of consumer loans written and renewed	$414,970	$162,728	$577,698	$433,017	$187,498	$620,515
Number of consumer loans written and renewed to (in ones):
New customers	93,944	16,902	110,846	112,414	18,981	131,395
% of total	8.1%	1.4%	9.5%	9.9%	1.7%	11.6%
Existing customers	840,629	215,340	1,055,969	765,649	233,557	999,206
% of total	72.0%	18.5%	90.5%	67.7%	20.7%	88.4%
Total number of consumer loans written and renewed	934,573	232,242	1,166,815	878,063	252,538	1,130,601

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
The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 18.1% in the current quarter from 21.2% in the prior year quarter, primarily due to improved performance of the consumer loan portfolios, partially related to the maturing of the Company’s installment loan product, which experienced lower defaults and increased collections in the current quarter compared to the prior year quarter. The installment loan portfolio includes a higher percentage of customers with established payment histories in the current quarter compared to the prior year quarter, particularly in the e-commerce segment. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.
The consumer loan loss provision in the current quarter was $73.5 million, which was composed of $74.1 million related to Company-owned consumer loans, offset by $0.6 million related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year quarter was $74.9 million, which was composed of $76.3 million related to Company-owned consumer loans, offset by $1.4 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $84.3 million in both the current quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$331,468	$366,990	$418,237	$446,707	$399,820
Gross - Guaranteed by the Company(a)	43,906	50,885	50,085	58,950	42,191
Combined consumer loans and fees receivable, gross(b)	$375,374	$417,875	$468,322	$505,657	$442,011
Allowance and liability for losses on consumer loans	79,762	82,910	92,786	90,946	80,165
Combined consumer loans and fees receivable, net(b)	$295,612	$334,965	$375,536	$414,711	$361,846
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	21.2%	19.8%	19.8%	18.0%	18.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(b)	Non-GAAP measure.

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
Short-term Loans
Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and typically increases throughout the year. This seasonal trend was evidenced in the current quarter, and the loss provision as a percentage of combined consumer loans written and renewed was lower than the seasonally comparable prior year quarter. This decrease was primarily due to a decrease in demand for short-term consumer loans as the Company continued to experience a shift in customers' preference for the Company's line of credit and installment loan products over its short-term consumer loan product.

The following table includes information related only to the Company’s short-term consumer loan product and shows the Company’s loss experience trends for short-term consumer loans for each of the last five quarters (dollars in thousands):

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Short-term consumer loans:
Consumer loan loss provision	$45,166	$42,931	$41,806	$33,567	$21,761
Charge-offs (net of recoveries)	49,965	42,541	49,271	43,862	25,922
Short-term consumer loans written and renewed:(a)
Company owned	$510,875	$489,356	$435,837	$398,781	$346,098
Guaranteed by the Company(b)	215,824	190,421	211,426	209,965	181,092
Combined consumer loans written and renewed	$726,699	$679,777	$647,263	$608,746	$527,190
Short-term consumer loans and fees receivable:
Gross - Company owned	$167,728	$168,158	$145,026	$131,236	$102,955
Gross - Guaranteed by the Company(b)	34,776	40,754	39,810	46,311	33,077
Combined consumer loans and fees receivable, gross(c)	$202,504	$208,912	$184,836	$177,547	$136,032
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.3%	6.5%	5.5%	4.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.9%	6.3%	7.6%	7.2%	4.9%
Consumer loan loss provision as a % of consumer loan fees	32.2%	33.9%	35.2%	32.2%	22.9%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	21.8%	21.3%	20.0%	15.1%	16.6%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

Line of Credit Accounts
The consumer loan loss provision as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the third and fourth quarters with higher loan demand.
Consumer loan loss provision as a percentage of consumer loan fees is generally higher for line of credit accounts because this product has recently been introduced into new markets and is attracting a greater mix of new customers. This is particularly evident in periods of higher growth for line of credit account portfolios, which has been the case in recent years. Another factor contributing to the higher rate of losses as a percentage of consumer loan fees is that the loan yield for line of credit accounts is typically lower than the short-term loan products offered by the Company. The consumer loan loss provision as a percentage of consumer loan fees increased to 32.0% in the current quarter compared to 28.2% in the prior year quarter, primarily due to growth in the foreign e-commerce segment, which introduced the line of credit account product during 2013.

The following table includes information related only to the Company's line of credit account product and shows the Company’s loss experience trends for line of credit accounts for each of the last five quarters (dollars in thousands):

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Line of credit accounts:
Consumer loan loss provision	$6,553	$9,919	$25,140	$32,694	$23,375
Charge-offs (net of recoveries)	9,596	7,334	13,855	24,844	26,490
Average consumer loan balance(a)	$39,828	$47,513	$78,839	$112,704	$122,403
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	16.5%	20.9%	31.9%	29.0%	19.1%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	24.1%	15.4%	17.6%	22.0%	21.6%
Consumer loan loss provision as a % of consumer loan fees	28.2%	35.1%	49.8%	47.7%	32.0%
Allowance for losses as a % of average consumer loan balance(a)	20.2%	22.4%	27.8%	26.4%	21.8%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for the quarter for line of credit accounts.

Installment Loans
For installment loans, the consumer loan loss provision as a percentage of combined average consumer loan balance is more consistent throughout the year than short-term loans or line of credit accounts. Due to the scheduled monthly or bi-weekly payments that are inherent with installment loans, the Company does not experience the higher levels of repayments in the first quarter for these loans as it experiences with short-term loans and to a lesser extent, line of credit accounts.
Consumer loan loss provision as a percentage of consumer loan fees are generally higher for the installment loan product than for other loan products partially because installment loans typically have a higher average amount per loan and the highest level of default is exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for installment loans is typically significantly lower than the short-term loan products offered by the Company. During the current quarter, the Company experienced lower loss rates than it has been experiencing, primarily due to the maturing of the installment loan product. See "Consumer Loan Loss Experience" section above.

The following table includes information related only to the Company’s installment loan product and shows the Company’s loss experience trends for installment loans for each of the last five quarters (dollars in thousands):

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Installment loans:
Consumer loan loss provision	$23,133	$24,379	$32,747	$33,220	$28,364
Charge-offs (net of recoveries)	24,730	24,206	26,691	32,615	31,869
Installment loan average loan balance:(a)
Company owned	$129,955	$133,773	$157,183	$181,637	$183,765
Guaranteed by the Company(b)	9,263	9,631	10,203	11,457	10,877
Combined average consumer loan balance(c)	$139,218	$143,404	$167,386	$193,094	$194,642
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	16.6%	17.0%	19.6%	17.2%	14.6%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	17.8%	16.9%	15.9%	16.9%	16.4%
Consumer loan loss provision as a % of consumer loan fees	49.5%	51.2%	56.2%	50.9%	42.9%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.8%	19.4%	20.2%	17.8%	15.9%

(a)	The combined average consumer loan balance for installment loans is the simple average of the beginning and ending combined consumer loan balance for the quarter for installment loans.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company's financial statements.

(c)	Non-GAAP measure.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2014				2013
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$61,805	$25,805	$14,087	$101,697	$54,130	$25,575	$11,509	$91,214
Occupancy	30,642	2,733	743	34,118	26,872	2,472	1,101	30,445
Marketing	1,727	28,478	64	30,269	3,050	28,018	31	31,099
Other	10,228	11,151	4,123	25,502	10,253	9,517	4,296	24,066
Total operations and administration	104,402	68,167	19,017	191,586	94,305	65,582	16,937	176,824
Depreciation and amortization	10,707	4,118	4,436	19,261	9,200	4,443	3,888	17,531
Total expenses	$115,109	$72,285	$23,453	$210,847	$103,505	$70,025	$20,825	$194,355
Year-over-year change - $
Operations and administration	$10,097	$2,585	$2,080	$14,762	$(5,148)	$15,043	$(3,226)	$6,669
Depreciation and amortization	1,507	(325)	548	1,730	940	1,568	402	2,910
Total expenses	$11,604	$2,260	$2,628	$16,492	$(4,208)	$16,611	$(2,824)	$9,579
Year-over-year change - %	11.2%	3.2%	12.6%	8.5%	(3.9)%	31.1%	(11.9)%	5.2%

Consolidated total expenses increased $16.5 million, or 8.5%, to $210.8 million in the current quarter compared to $194.4 million in the prior year quarter. Total expenses for the retail services segment increased $11.6 million, or 11.2%, to $115.1 million during the current quarter compared to $103.5 million in the prior year quarter. Total expenses for the e-commerce segment increased $2.3 million, or 3.2%, to $72.3 million in the current quarter.
Operations and Administration Expenses

Retail Services
Operations and administration expenses for the retail services segment increased $10.1 million, or 10.7%, to $104.4 million during the current quarter compared to the prior year quarter. Personnel expenses for the retail services segment increased $7.7 million, or 14.2%, primarily due to normal merit increases and the addition of 84 retail services locations through acquisitions and de novo store growth that occurred since the prior year quarter. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $3.8 million, or 14.0%, primarily due to normal rent increases, acquisitions and de novo store growth. Offsetting these increases was a $1.3 million decrease in marketing costs, which was primarily due to a reduction in certain advertising activities in the current quarter as compared to the prior year quarter.

E-commerce
Operations and administration expenses for the e-commerce segment increased $2.6 million, or 3.9%, to $68.2 million during the current quarter compared to the prior year quarter.
Marketing expenses increased $0.5 million, or 1.6%, resulting from offsetting fluctuations in domestic and foreign marketing expenses. Domestic marketing expenses increased by approximately $2.1 million in the current quarter as compared to the prior year quarter. The increase was primarily due to higher television and pay-per-click internet advertising costs. This increase was primarily offset by a decrease of $1.6 million in foreign marketing expenses, primarily associated with lower pay-per-click internet expenses and lower lead generation expenses.
Personnel expenses increased $0.2 million, to $25.8 million, in the current quarter compared to the prior year quarter.
Other operations and administration expenses increased by $1.6 million, or 17.2%, primarily related to higher accounting and legal professional services incurred in the current quarter in conjunction with the Company's recent decision to review strategic alternatives for the e-commerce segment and certain other matters. See "Recent Developments—Review of Strategic Separation Alternatives for the E-commerce Business."
Corporate
Corporate administration expenses increased $2.1 million, or 12.3%, to $19.0 million in the current quarter, primarily due to higher personnel expenses, primarily attributable to incentive and compensation increases in the current quarter compared to the prior year quarter.

Depreciation and Amortization Expenses
Consolidated depreciation and amortization expenses increased $1.7 million, or 9.9%, primarily due to an increase in these expenses in the retail services segment due to the addition of 84 retail services locations and the amortization of certain intangible assets related to acquisitions completed in 2013. Depreciation and amortization expenses at the retail services segment increased $1.5 million, or 16.4%, to $10.7 million. Depreciation and amortization expenses at the e-commerce segment decreased $0.3 million, or 7.3%, to $4.1 million. Depreciation and amortization expenses for corporate operations increased $0.5 million, or 14.1%, to $4.4 million.

Interest Expense
Interest expense increased $2.7 million, or 35.2%, to $10.1 million in the current quarter as compared to $7.4 million in the prior year quarter, primarily due to higher average levels of debt outstanding than the prior year quarter and, to a lesser extent, higher blended cost of debt outstanding. During the current quarter, the average amount of debt outstanding increased $160.1 million, to $703.7 million from $543.6 million during the prior year quarter, primarily due to borrowings related to the acquisitions of two pawn lending chains for an aggregate purchase price of $164.9 million in the second half of 2013. In addition, the Company issued $300.0 million of 5.75% senior unsecured notes due 2018 (the “2018 Senior Notes”) in May 2013 and paid down its bank line of credit at that time, which has a lower effective borrowing rate. The Company’s effective blended borrowing cost increased to 5.4% in the current quarter compared to 4.9% in the prior year quarter.

Income Taxes
The Company's effective tax rate was 37.0% for both the current quarter and the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows Highlights
The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Cash flows provided by operating activities	$158,404		$172,313
Cash flows used in investing activities
Pawn activities	$50,251		$50,822
Consumer loan activities	(42,773)		(47,610)
Acquisitions	(500)		(213)
Property and equipment additions	(14,504)		(9,462)
Other investing	77		399
Total cash flows used in investing activities	$(7,449)		$(6,064)
Cash flows used in financing activities	$(142,674)		$(152,643)
Working capital	$780,934		$670,151
Current ratio	6.2	x	5.7	x
Merchandise turnover	2.5	x	3.1	x
Debt to Adjusted EBITDA ratio(a)	2.0	x	1.4	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.
Cash Flows from Operating Activities
Net cash provided by operating activities was $158.4 million in current quarter, representing a decrease of $13.9 million, or 8.1%, from $172.3 million in the prior year quarter. The decrease was primarily related to an $18.3 million payment made in the current quarter related to the 2013 Litigation Settlement, which reduced accounts payable and accrued expenses, partially offset by a $2.3 million increase in accrued interest, mainly related to the Company's 2018 Senior Notes, which were issued in the second quarter of 2013.
Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.
Cash Flows from Investing Activities
Net cash used in investing activities increased $1.3 million, or 22.8%, from $6.1 million in the prior year quarter to $7.4 million in the current quarter. During the current quarter, the Company used $14.5 million for purchases of software, property and equipment, which was $5.0 million more than the Company used in the prior year quarter. Offsetting this increase was a $4.8 million decrease in cash used for consumer loan activities, mainly due to increased payments and collections on consumer loans written and renewed. Cash used for pawn lending activities was $0.6 million lower in the current quarter as compared to the prior year quarter.
Management anticipates that expenditures for software, property and equipment related to its operations for the remainder of 2014 will be between $55 million and $65 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades, technology infrastructure and for the establishment of approximately 10 to 15 new retail services locations.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $9.9 million, or 6.5%, from $152.6 million in the prior year quarter to $142.7 million in the current quarter. The decrease was primarily due a $22.0 million decrease in the repurchases of shares of Company common stock through open market transactions during the current quarter from the prior year quarter. See “Share Repurchases” below for additional information related to share repurchase activity. Offsetting this decrease was an aggregate $11.6 million increase in cash used for all payments and repurchases of long-term debt during the period. During the current quarter, the Company repurchased $58.6 million principal amount of the Company’s senior unsecured convertible notes due 2029 (“2029 Convertible Notes”) in privately-negotiated transactions for aggregate cash consideration of $89.5 million which includes the share value of the convertible feature plus interest accrued on the debt as of the repurchase date. The Company funded these repayments primarily through borrowings on its line of credit.
The Company has notified the remaining holders of its outstanding 2029 Convertible Notes that on May 15, 2014, it will redeem all outstanding 2029 Convertible Notes. For all 2029 Convertible Notes that are properly surrendered for conversion, the Company intends to pay the principal amount of the 2029 Convertible Notes in cash and the remainder of the conversion value in excess of the principal amount in shares of common stock. As of March 31, 2014 the remaining principal of the 2029 Convertible Notes was $44.2 million.
The Company’s debt agreements require the Company to maintain certain financial ratios. As of March 31, 2014, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. As of March 31, 2014, the Company’s available borrowings under its domestic and multi-currency line of credit (the "Domestic and Multi-currency Line of Credit"), were $131.4 million. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $780.9 million is sufficient to meet the Company’s anticipated capital requirements for its business, including the planned redemption in 2014 of the remainder of the Company’s outstanding 2029 Convertible Notes.
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
The Company had standby letters of credit of $17.6 million issued under its $20.0 million letter of credit facility as of March 31, 2014.
Share Repurchases
During the current quarter, the Company did not purchase any shares in open market transactions. However, the Company repurchased a portion of the outstanding 2029 Convertible Notes, which reduced the number of diluted weighted average shares outstanding for the current quarter.
On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and canceled the Company’s previous share repurchase authorization from January 2011. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market conditions, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives. At March 31, 2014, there were 1,533,300 shares remaining under the 2013 authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes.

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
As of March 31, 2014 and 2013, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $42.2 million and $43.9 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.5 million and $2.1 million as of March 31, 2014 and 2013, respectively, was included in "Accounts payable and accrued expenses" in the consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
See Note 10 of Part I, “Item 1. Financial Statements.”

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes from the Risk Factors described in “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The United Kingdom has taken a stricter approach to the regulation of the consumer loan industry as well as demonstrated an increasing interest in considering legislation or regulations that could further regulate or restrict the consumer loan products the Company offers.
In the United Kingdom, the Company is subject to regulation by the FCA and must comply with the FCA's rules and regulations set forth in the FCA Handbook (the “Handbook”), the European Union Consumer Credit Directive and the applicable provisions of the Consumer Credit Act of 1974, as amended by the Consumer Credit Act of 2006 (the “CCA”), among other rules and regulations.
In December 2012, the U.K. Parliament passed the Financial Services Act 2012 (the “Act”), which created a new regulatory framework for the supervision and management of the banking and financial services industry in the United Kingdom, including the consumer lending industry in which the Company operates. The Act mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the OFT, and it also made changes to the CCA and the Financial Services and Markets Act 2000 (“FSMA”). Under the new FCA regime, the Company has obtained interim permission to provide consumer credit and must be approved for full authorization from the FCA to continue to provide consumer credit, which will require that the Company satisfy, and continue to satisfy, certain minimum standards set out in the FSMA and may result in additional tax and other costs to the Company. The FCA is expected to complete the process of considering whether to grant previous OFT license holders full authorization by April 1, 2016, and there is no guarantee that the Company will receive full authorization from the FCA.
The FCA will regulate consumer credit pursuant to the guidance of the FSMA and the Handbook, which includes prescriptive regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the OFT’s previous Irresponsible Lending Guidance (the “Guidance”). Prescriptive regulations, as contrasted with principles-based regulations that formerly regulated the unsecured lending sector in the United Kingdom, define what a lender may and may not do with a specific product, similar to U.S. law. The FSMA gives the FCA the power to authorize, supervise, and bring enforcement actions against lenders, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the Consumer Credit Sourcebook was issued under the Handbook and incorporates prescriptive regulations for consumer loans such as those offered by the Company, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority to pay off a loan. Certain provisions of the Consumer Credit Sourcebook took effect on April 1, 2014, and other provisions for high cost short-term credit loans, such as the limits on rollovers, continuous payment authority and certain advertising practices, take effect on July 1, 2014. The FCA has indicated that it thinks the stricter regulation of the payday lending industry may force payday lenders with poorer practices out of business, which the FCA has indicated could include approximately a quarter of the high-cost short-term lenders in the U.K., while improving the practices of the others. See “The FCA, as successor to the OFT, has expressed, and continues to express, concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause changes to the Company’s business and could negatively impact its operations and results” below for a discussion of changes the Company has made and will make to its business practices to address the FCA’s stricter requirements.
In addition, on December 18, 2013, the U.K. passed the Financial Services (Banking Reform) Act, which includes an amendment that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on consumer loans by January 2, 2015. Pursuant to this amendment, the FCA could adopt fee caps, cost of credit limits or other restrictions that could reduce the volume or profitability of the consumer loans that the Company offers, could cause it to change the products that it offers or could cause the Company to cease offering certain types of consumer loans in the U.K.
Any of these legislative or regulatory activities could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and cash flows and could impair its ability to continue current operations in the United Kingdom.
The FCA, as successor to the OFT, has expressed, and continues to express, concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause changes to the Company’s business and could negatively impact its operations and results.
During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT continued to fully and rigorously regulate consumer credit, including the short-term loan market. In February 2012, the OFT launched a review of the payday lending sector to assess the sector’s compliance with the CCA, the Guidance and other relevant guidance and legal obligations. As part of this review, the OFT conducted examinations of a number of U.K. payday lenders, including the Company, to assess individual company compliance with these laws and guidance. In May 2013, the OFT sent the Company a letter of findings related to its examination of its U.K. short-term consumer loan (or payday) business, which indicated that it may not be complying fully with all aspects of the Guidance, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, including deferred refinance and extended loans, debt forbearance and debt collection, and regulatory and other compliance issues. As requested by the OFT, in July 2013, the Company provided the OFT with an independent audit demonstrating its compliance in relation to each concern the OFT had identified in its letter. Through March 2014, the Company continued to receive additional requests for data and documentation from the OFT, and the Company complied with those requests.
The FCA has now assumed the examination and regulation of the Company, and the Company continues to receive additional requests for data and documentation from the FCA about its consumer loan products and has been complying with those requests. In addition, the Company has been informed by the FCA that it has concerns regarding the Company's ability to meet the enhanced regulatory requirements for the consumer lending industry under the FCA, noting concerns regarding the Company's debt forbearance and affordability assessment practices, as well as noting concerns regarding the FCA’s ability to effectively supervise the Company when it has no physical presence (or office located) in the U.K. The FCA has also noted concerns regarding certain of the Company’s advertising practices. The FCA has requested that the Company respond to these concerns, and the Company has been in communication with the FCA regarding these matters but has not yet resolved the FCA’s concerns. In addition, the Company has made and will make additional changes to its business practices, such as its debt forbearance, debt collection, affordability assessment and advertising practices, to address the concerns of the FCA and to address the FCA’s newly adopted requirements set out in the Consumer Credit Sourcebook. The Company also expects to establish an office in the U.K. to help alleviate the FCA's concerns about effective supervision. Changes to the Company's business practices to address the FCA's concerns and requirements could result in a decrease in the number of consumer loans that the Company is able to make, a decrease in the amounts loaned to customers, lower collections on loans made by the Company and additional operating expenses and taxes. Any inability to make changes to the satisfaction of the FCA could also have an adverse impact on the Company’s authorization from the FCA to continue to provide consumer credit. The Company is still assessing the potential impact of these changes and what effect such changes may have on its business, prospects, results of operations, financial condition and cash flows. The Company can provide no assurance as to whether it will be able to successfully resolve the concerns expressed by the FCA (and formerly the OFT) or as to the extent of the changes in the Company’s business practices that the FCA may require. In addition, in addressing any future concerns raised by the FCA, the Company may need to change its business processes or consumer credit products in the United Kingdom in a manner that could materially adversely affect its business, prospects, results of operations, financial condition and cash flows.
In addition, in June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now known as the Competition & Markets Authority, for review. The Competition & Markets Authority has been gathering data from industry participants, including the Company, in connection with its review of the U.K. payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition and, if so, what remedial action should be taken. The Competition & Markets Authority is required to complete its report by June 26, 2015, although it has stated that it aims to complete the investigation in a shorter period. If the investigation finds remedial action is necessary, the Competition & Markets Authority will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the FCA.
Any of these legislative or regulatory activities could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows and could impair or impair its ability to continue current operations in the United Kingdom.
There are risks associated with the potential separation of Enova International, Inc.
On April 10, 2014, the Company announced its intent to review potential strategic alternatives, including a tax-free spin-off, for the separation of its online lending business that comprises its E-commerce Division, Enova International, Inc. (“Enova”). While a final decision has not been made, if a spin-off were to occur, the Company would be separated into two publicly traded companies: Enova International, Inc., which would own and operate the Company’s online lending business that comprises its E-Commerce Division (or the e-commerce segment) with operations in the U.S., the U.K., Australia and Canada, and Cash America International, Inc., which would own and operate the Company’s storefront lending businesses that comprise its Retail Services Division (or the retail services segment).
The Company has announced that management will analyze the potential separation of Enova and expects to make a final recommendation to the Company’s Board of Directors in 2014. If the Board approves a separation, a transaction could be completed in late 2014 or early 2015, subject to market, regulatory and other conditions, including, if the separation takes the form of a tax-free spin-off, the receipt of a private letter ruling from the Internal Revenue Service and an opinion from the Company’s tax counsel. The Company currently expects that any spin-off would be in the form of a tax-free distribution of at least 80 percent of the Enova common stock to the Company’s shareholders. The Company is also evaluating other potential separation alternatives.
To execute a transaction, a substantial amount of work is required on structure, governance, corporate finance strategy, compensation, tax planning, acquiring any necessary regulatory approvals and other significant matters. The separation is subject to a number of conditions, including final approval by the Board of Directors of transaction specifics. In addition, external events beyond the control of the Company and Enova could impact the timing or occurrence of a separation. There can be no assurance that any separation or other transaction will occur or, if one does occur, there can be no assurance as to its form, terms or timing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first three months of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	720	$37.20	—	1,533,300
February 1 to February 28	34,735	$37.23	—	1,533,300
March 1 to March 31	—	$0.00	—	1,533,300
Total	35,455	$37.23	—

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 720 and 34,708 shares for the months of January and February, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 27 shares for the month of February.

(b)
On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization canceled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/2014

10.1	Summary of 2014 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers					X

10.2
Form of 2014 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (the "2004 LTIP"), for a grant of restricted stock units(1)
X

10.3	2014 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for a grant of performance units to the Chief Executive Officer - Ecommerce Division (1)					X

10.4	Separation Agreement between Cash America Pawn L.P., a subsidiary of the Company, and Dennis Weese dated January 11, 2014	8-K	001-09733	10.1	1/15/2014

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(3)

101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)

101.LAB (2)	XBRL Taxonomy Label Linkbase Document	X(3)

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(2)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014, March 31, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Equity as of March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements.

(3)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2014	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/2014

10.1	Summary of 2014 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers					X

10.2
Form of 2014 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (the "2004 LTIP"), for a grant of restricted stock units(1)
X

10.3	2014 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for a grant of performance units to the Chief Executive Officer - Ecommerce Division (1)					X

10.4	Separation Agreement between Cash America Pawn L.P., a subsidiary of the Company, and Dennis Weese dated January 11, 2014	8-K	001-09733	10.1	1/15/2014

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(3)

101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)

101.LAB (2)	XBRL Taxonomy Label Linkbase Document	X(3)

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(2)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014, March 31, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Equity as of March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements.

(3)	Submitted electronically herewith.