Form 10-Q
period 2014-06-30
CASH AMERICA INTERNATIONAL INC
filed 2014-07-29
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
28,887,385 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 21, 2014.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

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

•
the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as a consent order the Company entered into with the Consumer Financial Protection Bureau in November 2013;

•	changes in the Company's U.K. business practices as a result of adapting the Company's business in response to the requirements of the Financial Conduct Authority;

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the Company’s ability to process or collect consumer loans through the Automated Clearing House system;

•	risks related to the potential separation of the Company’s online lending business that comprises its E-Commerce Division, Enova International, Inc.;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	public perception of the Company’s business, including the Company’s consumer loan business and the Company’s business practices;

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	June 30,		December 31,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$192,915	$124,459	$67,228
Restricted cash	60	—	8,000
Pawn loans	263,668	229,574	261,148
Consumer loans, net	337,961	287,127	358,841
Merchandise held for disposition, net	198,919	155,112	208,899
Pawn loan fees and service charges receivable	51,986	45,566	53,438
Income taxes receivable	17	25,495	9,535
Prepaid expenses and other assets	42,545	30,985	33,655
Deferred tax assets	34,779	43,628	38,800
Total current assets	1,122,850	941,946	1,039,544
Property and equipment, net	255,407	250,842	261,223
Goodwill	706,037	608,242	705,579
Intangible assets, net	49,135	34,067	52,256
Other assets	35,457	21,571	21,129
Total assets	$2,168,886	$1,856,668	$2,079,731
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$120,417	$115,591	$140,068
Customer deposits	18,295	12,962	14,803
Income taxes currently payable	—	—	—
Current portion of long-term debt	—	22,606	22,606
Total current liabilities	138,712	151,159	177,477
Deferred tax liabilities	113,157	103,759	101,417
Noncurrent income tax payable	—	36,834	—
Other liabilities	1,268	1,609	1,031
Long-term debt	793,863	547,218	717,383
Total liabilities	$1,047,000	$840,579	$997,308
Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	86,184	156,349	150,833
Retained earnings	1,082,725	946,483	1,017,981
Accumulated other comprehensive income (loss)	7,998	(362)	4,649
Treasury shares, at cost (1,382,602 shares, 2,107,082 shares and 2,224,902 shares as of June 30, 2014 and 2013, and as of December 31, 2013, respectively)	(58,045)	(89,405)	(94,064)
Total equity	1,121,886	1,016,089	1,082,423
Total liabilities and equity	$2,168,886	$1,856,668	$2,079,731

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Pawn loan fees and service charges	$80,990	$72,728	$161,177	$148,642
Proceeds from disposition of merchandise	146,772	131,532	323,227	310,249
Consumer loan fees	225,339	202,431	459,521	412,636
Other	1,989	3,689	4,265	6,981
Total Revenue	455,090	410,380	948,190	878,508
Cost of Revenue
Disposed merchandise	104,510	88,961	229,074	210,296
Consumer loan loss provision	74,689	77,229	148,189	152,081
Total Cost of Revenue	179,199	166,190	377,263	362,377
Net Revenue	275,891	244,190	570,927	516,131
Expenses
Operations and administration	194,975	176,942	386,561	353,766
Depreciation and amortization	19,497	18,000	38,758	35,531
Total Expenses	214,472	194,942	425,319	389,297
Income from Operations	61,419	49,248	145,608	126,834
Interest expense	(12,828)	(8,903)	(22,896)	(16,348)
Interest income	8	5	18	68
Foreign currency transaction (loss) gain	(179)	65	(280)	(312)
Loss on extinguishment of debt	(15,016)	—	(16,562)	—
Equity in loss of unconsolidated subsidiary	—	(25)	—	(136)
Income before Income Taxes	33,404	40,390	105,888	110,106
Provision for income taxes	12,433	14,946	39,180	40,740
Net Income	20,971	25,444	66,708	69,366
Net income attributable to the noncontrolling interest	—	(312)	—	(308)
Net Income Attributable to Cash America International, Inc.	$20,971	$25,132	$66,708	$69,058
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$0.73	$0.88	$2.33	$2.39
Diluted	$0.72	$0.81	$2.27	$2.23
Weighted average common shares outstanding:
Basic	28,823	28,721	28,616	28,910
Diluted	29,256	30,845	29,365	31,023
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$20,971	$25,444	$66,708	$69,366
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)(a)	2,816	(3,781)	3,349	(3,347)
Marketable securities(b)	—	(895)	—	(254)
Total other comprehensive gain (loss), net of tax	$2,816	$(4,676)	$3,349	$(3,601)
Comprehensive income	$23,787	$20,768	$70,057	$65,765
Net income attributable to the noncontrolling interest	—	(312)	—	(308)
Foreign currency translation loss, net of tax, attributable to the noncontrolling interest	—	112	—	111
Comprehensive income attributable to the noncontrolling interest	—	(200)	—	(197)
Comprehensive income attributable to Cash America International, Inc.	$23,787	$20,568	$70,057	$65,568

(a)
Net of tax (provision) benefit of $(1,365) and $319 for the three months ended June 30, 2014 and 2013, respectively, and $(1,710) and $1,739 for the six months ended June 30, 2014 and 2013, respectively.

(b)	Net of tax benefit of $481 and $136 for the three and six months ended June 30, 2013, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,833)			124,108	4,833	—		—
Stock-based compensation expense			2,791					2,791		2,791
Income tax benefit from stock-based compensation			569					569		569
Net income attributable to Cash America International, Inc.				69,058				69,058		69,058
Dividends paid				(2,009)				(2,009)		(2,009)
Foreign currency translation loss, net of tax					(3,236)			(3,236)	(111)	(3,347)
Marketable securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(879,478)	(42,934)	(42,934)		(42,934)
Income from noncontrolling interest								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287
Balance as of June 30, 2013	30,235,164	$3,024	$156,349	$946,483	$(362)	(2,107,082)	$(89,405)	$1,016,089	$—	$1,016,089
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423	$—	$1,082,423
Shares issued under stock-based plans			(5,652)			130,694	5,652	—		—
Stock-based compensation expense			3,146					3,146		3,146
Reduction in income tax benefit from stock-based compensation			(149)					(149)		(149)
Repurchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)		(30,267)
Net income attributable to Cash America International, Inc.				66,708				66,708		66,708
Dividends paid				(1,964)				(1,964)		(1,964)
Foreign currency translation gain, net of tax					3,349			3,349		3,349
Purchases of treasury shares						(35,479)	(1,360)	(1,360)		(1,360)
Balance as of June 30, 2014	30,235,164	$3,024	$86,184	$1,082,725	$7,998	(1,382,602)	$(58,045)	$1,121,886	$—	$1,121,886

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$66,708	$69,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	38,758	35,531
Amortization of debt discount and issuance costs	2,467	3,055
Consumer loan loss provision	148,189	152,081
Stock-based compensation	3,146	2,791
Deferred income taxes, net	14,207	9,287
Excess income tax benefit from stock-based compensation	—	(569)
Other	4,603	1,954
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	4,026	9,252
Pawn loan fees and service charges receivable	1,494	3,454
Finance and service charges on consumer loans	4,279	(344)
Restricted cash	7,940	—
Prepaid expenses and other assets	(8,331)	318
Accounts payable and accrued expenses	(18,789)	(6,241)
Current and noncurrent income taxes	9,057	3,380
Other operating assets and liabilities	3,480	1,536
Net cash provided by operating activities	$281,234	$284,851
Cash Flows from Investing Activities
Pawn loans made	(404,091)	(350,648)
Pawn loans repaid	239,934	219,807
Principal recovered through dispositions of forfeited pawn loans	164,299	146,618
Consumer loans made or purchased	(988,917)	(958,816)
Consumer loans repaid	856,226	806,397
Acquisitions, net of cash acquired	(1,204)	(923)
Purchases of property and equipment	(29,459)	(22,392)
Proceeds from sale of marketable securities	—	6,616
Other investing activities	86	297
Net cash used in investing activities	$(163,126)	$(153,044)
Cash Flows from Financing Activities
Net payments under bank lines of credit	(193,717)	(301,011)
Issuance of long-term debt	493,810	300,000
Debt issuance costs paid	(16,626)	(9,862)
Payments on/repurchases of notes payable	(276,920)	(9,167)
Excess income tax benefit from stock-based compensation	—	569
Treasury shares purchased	(1,360)	(42,934)
Dividends paid	(1,964)	(2,009)
Purchase of noncontrolling interest	—	(4)
Net cash provided by (used in) financing activities	$3,223	$(64,418)
Effect of exchange rates on cash	$4,356	$(4,304)
Net increase in cash and cash equivalents	125,687	63,085
Cash and cash equivalents at beginning of year	67,228	61,374
Cash and cash equivalents at end of period	$192,915	$124,459
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$161,201	$145,986
Pawn loans renewed	$128,590	$127,314
Consumer loans renewed	$193,996	$333,526
Fair value of common shares issued for conversion of convertible debt	$31,727	$—

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

The financial statements presented as of June 30, 2014 and 2013 and December 31, 2013 and for the six-month periods ended June 30, 2014 and 2013 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income previously reported. See “Revision of Prior Period Financial Statements” for further discussion.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill - Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses expected future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the estimated fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2014. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.
Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations and enhance disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income or loss attributable to a disposal of an individually significant component of an organization that does not qualify for discontinued operations presentation in the financial statements. The Company is required to adopt ASU 2014-08 prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2014-08 on June 30, 2014, and the adoption did not have a material effect on its financial position or results of operations.

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

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the impact of ASU 2014-09 on its financial position and results of operations.

Revision of Prior Period Financial Statements

“Cash and cash equivalents” and “Accounts payable and accrued expenses” on the consolidated balance sheets as of June 30, 2013 and December 31, 2013 were revised to reclassify certain liabilities as in-transit cash disbursements due to the timing of payments for certain contracts. Management determined that the impact on all previously issued financial statements was immaterial. The correction resulted in the following increases (decreases) to amounts previously reported in the Company’s financial statements (dollars in thousands):

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

2. Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is generally the principal amount loaned on an item or the amount paid for purchased merchandise). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of June 30, 2014 and 2013 and December 31, 2013, the Company had current pawn loans outstanding of $254.2 million, $222.9 million and $251.9 million, respectively, and delinquent pawn loans outstanding of $9.5 million, $6.7 million and $9.2 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from consumer loans for the three and six months ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and fees on short-term loans	$86,148	$126,560	$181,122	$266,775
Interest and fees on line of credit accounts	74,894	28,283	147,930	51,517
Interest and fees on installment loans	64,297	47,588	130,469	94,344
Total consumer loan revenue	$225,339	$202,431	$459,521	$412,636

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

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest on a delinquent loan unless it is returned to current status. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.
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
The components of Company-owned consumer loan portfolio receivables as of June 30, 2014 and 2013 and December 31, 2013 were as follows (dollars in thousands):

	As of June 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$78,691	$112,391	$162,052	$353,134
Delinquent loans	24,194	10,018	22,802	57,014
Total consumer loans, gross	102,885	122,409	184,854	410,148
Less: allowance for losses	(21,679)	(21,578)	(28,930)	(72,187)
Consumer loans, net	$81,206	$100,831	$155,924	$337,961
	As of June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$119,084	$51,508	$124,126	$294,718
Delinquent loans	49,074	6,563	16,635	72,272
Total consumer loans, gross	168,158	58,071	140,761	366,990
Less: allowance for losses	(42,068)	(10,649)	(27,146)	(79,863)
Consumer loans, net	$126,090	$47,422	$113,615	$287,127
	As of December 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$101,379	$111,822	$168,221	$381,422
Delinquent loans	29,857	13,980	21,448	65,285
Total consumer loans, gross	131,236	125,802	189,669	446,707
Less: allowance for losses	(24,425)	(29,784)	(33,657)	(87,866)
Consumer loans, net	$106,811	$96,018	$156,012	$358,841

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs during the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$21,119	$26,669	$29,921	$77,709
Consumer loan loss provision	25,067	21,786	27,116	73,969
Charge-offs	(32,051)	(31,154)	(34,801)	(98,006)
Recoveries	7,544	4,277	6,694	18,515
Balance at end of period	$21,679	$21,578	$28,930	$72,187
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,467	$—	$989	$2,456
Increase in liability	554	—	166	720
Balance at end of period	$2,021	$—	$1,155	$3,176
	Three Months Ended June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$42,570	$8,064	$27,033	$77,667
Consumer loan loss provision	42,039	9,919	24,319	76,277
Charge-offs	(52,852)	(8,874)	(27,731)	(89,457)
Recoveries	10,311	1,540	3,525	15,376
Balance at end of period	$42,068	$10,649	$27,146	$79,863
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,547	$—	$548	$2,095
Increase in liability	892	—	60	952
Balance at end of period	$2,439	$—	$608	$3,047

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$24,425	$29,784	$33,657	$87,866
Consumer loan loss provision	47,683	45,161	55,249	148,093
Charge-offs	(69,459)	(61,142)	(71,890)	(202,491)
Recoveries	19,030	7,775	11,914	38,719
Balance at end of period	$21,679	$21,578	$28,930	$72,187
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,322	$—	$758	$3,080
(Decrease) increase in liability	(301)	—	397	96
Balance at end of period	$2,021	$—	$1,155	$3,176
	Six Months Ended June 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	88,592	16,472	47,468	152,532
Charge-offs	(113,642)	(20,076)	(55,475)	(189,193)
Recoveries	21,136	3,146	6,539	30,821
Balance at end of period	$42,068	$10,649	$27,146	$79,863
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$—	$564	$3,498
(Decrease) increase in liability	(495)	—	44	(451)
Balance at end of period	$2,439	$—	$608	$3,047

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and installment loans that are secured by a customer’s vehicle and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Loans secured by a customer's vehicle, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of June 30, 2014 and 2013 and December 31, 2013, the amount of consumer loans guaranteed by the Company was $47.5 million, $50.9 million and $59.0 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $3.2 million, $3.0 million and $3.1 million, as of June 30, 2014 and 2013 and December 31, 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of June 30, 2014 and 2013 and December 31, 2013 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of June 30,						As of December 31,
	2014			2013			2013
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$194,745	$(2,000)	$192,745	$150,084	$(840)	$149,244	$204,663	$(840)	$203,823
Foreign	6,283	(109)	6,174	5,977	(109)	5,868	5,185	(109)	5,076
Total	$201,028	$(2,109)	$198,919	$156,061	$(949)	$155,112	$209,848	$(949)	$208,899

5. Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated subsidiaries at cost. The aggregate carrying values of the Company’s investments in unconsolidated subsidiaries were $8.4 million and $7.3 million as of June 30, 2014 and 2013, respectively, and $8.3 million as of December 31, 2013 and were held in “Other assets” in the consolidated balance sheets. Carrying values for these investments are adjusted for cash contributions and distributions. The Company evaluates these investments for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. If an impairment of the investment is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Long-term Debt

The long-term debt instruments and balances outstanding as of June 30, 2014 and 2013 and December 31, 2013 for each of the Company and its wholly-owned subsidiary, Enova International, Inc. (“Enova”), were as follows (dollars in thousands):

	Balance as of
	June 30,		December 31,
	2014	2013	2013
Domestic and multi-currency line of credit due 2018	$—	$—	$193,717
6.09% Series A senior unsecured notes due 2016	—	28,000	21,000
7.26% senior unsecured notes due 2017	—	20,000	20,000
Variable rate senior unsecured notes due 2018	—	37,500	33,333
5.75% senior unsecured notes due 2018	300,000	300,000	300,000
6.00% Series A senior unsecured notes due 2019	—	47,000	47,000
6.21% Series B senior unsecured notes due 2021	—	20,455	18,182
6.58% Series B senior unsecured notes due 2022	—	5,000	5,000
5.25% convertible senior notes due 2029	—	111,869	101,757
Subtotal - Company debt	$300,000	$569,824	$739,989
Enova line of credit due 2017	—	—	—
Enova 9.75% senior unsecured notes due 2021	493,863	—	—
Subtotal - Enova debt	$493,863	$—	$—
Total debt	$793,863	$569,824	$739,989
Less current portion	—	(22,606)	(22,606)
Total long-term debt	$793,863	$547,218	$717,383

Domestic and Multi-Currency Line

On March 30, 2011, the Company and its domestic subsidiaries as guarantors entered into a Credit Agreement with a syndicate of financial institutions as lenders (the “Credit Agreement”). The Credit Agreement was amended on each of November 29, 2011, May 10, 2013, May 12, 2014 and June 13, 2014. The Credit Agreement, as amended, provides for a domestic and multi-currency line of credit in an aggregate principal amount of up to $280.0 million permitting revolving credit loans, including a multi-currency subfacility that gives the Company the ability to borrow up to $50.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Credit Agreement (the “Domestic and Multi-currency Line of Credit”). The Credit Agreement contains an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. The Domestic and Multi-currency Line of Credit matures on March 31, 2018.

The May 2014 amendment to the Credit Agreement modified certain of the Credit Agreement’s covenants to permit (i) the Enova Debt Issuance (as defined below), and (ii) the incurrence of additional indebtedness by Enova and its subsidiaries under a new credit facility in an aggregate principal amount not to exceed $75.0 million. The permissibility of the Enova Debt Issuance and additional permitted debt incurrence is subject to satisfaction of certain conditions, including repayment of all intercompany indebtedness owed by Enova to the Company, the payment of a cash dividend by Enova to the Company and that such debt issued by Enova be non-recourse to the Company. Additionally, the amendment to the Credit Agreement (i) amended provisions of the Credit Agreement to permit a distribution of Enova’s stock to the Company’s shareholders and allows the administrative agent to release Enova and its subsidiaries as guarantors of the Credit Agreement, subject to certain conditions, and (ii) amended restrictive covenants to permit the prepayment of certain indebtedness outstanding. The amendment also contains restrictions on the Company and its subsidiaries with regard to making any additional investments, loans or cash

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

distributions to Enova and amends certain financial covenants and restrictions. The June 2014 amendment to the Credit Agreement made certain clarifications with respect to the types of prepayments permissible in connection with the prepayment of certain indebtedness.

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement entered into in connection with the Domestic and Multi-currency Line of Credit. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.38% as of June 30, 2014) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 3.30% as of December 31, 2013.

On May 30, 2014, Enova completed the issuance and sale of $500.0 million of senior unsecured notes (the “Enova Debt Issuance”) discussed below under “$500.0 million 9.75% Senior Unsecured Notes.” In connection with the proceeds received from Enova’s repayment of intercompany indebtedness to the Company following the Enova Debt Issuance, the Company repaid the entire amount outstanding on the Domestic and Multi-currency Line of Credit. As of June 30, 2014, the Company had no outstanding borrowings under its Domestic and Multi-currency Line of Credit.

The Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

Variable Rate Senior Unsecured Notes

When the Company entered into the Credit Agreement, it also entered into a $50.0 million term loan facility under which it issued variable rate senior unsecured notes that are guaranteed by all of the Company’s domestic subsidiaries (the “2018 Variable Rate Notes”). The maturity date of the 2018 Variable Rate Notes was March 31, 2018, but in connection with the proceeds received from Enova’s repayment of intercompany indebtedness to the Company following the Enova Debt Issuance, the Company prepaid the entire amount outstanding on the 2018 Variable Rate Notes.

In conjunction with the prepayment of the 2018 Variable Rate Notes during the three months ended June 30, 2014, the Company incurred a $0.1 million expense to write-off unamortized deferred financing costs associated with the 2018 Variable Rate Notes. This expense is included in “Loss on extinguishment of debt” in the consolidated statements of income.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $12.6 million under its Letter of Credit Facility as of June 30, 2014.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

$300.0 million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”). The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act.

In connection with the issuance and registration of the 2018 Senior Notes, the Company incurred debt issuance and registration costs of approximately $8.7 million, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the consolidated balance sheets.

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s domestic subsidiaries and one of its foreign subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. Cash America International, Inc. (“Parent Company”), on a stand-alone unconsolidated basis, has no independent assets or operations. The Guarantors are 100% owned by the Company. The assets and operations of the Parent Company’s non-guarantor subsidiaries, individually and in the aggregate, are minor. The domestic Guarantors under the 2018 Senior Notes are also guarantors under the Credit Agreement. The 2018 Senior Notes Indenture provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released. There are certain restrictions on the ability of Enova and its subsidiaries to pay funds to the Parent Company through dividends, loans, advances or otherwise. See “Enova Line of Credit” and “$500.0 Million 9.75% Senior Unsecured Notes” below for a description of these restrictions.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2029 Convertible Notes

On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”). The Company notified the holders of its outstanding 2029 Convertible Notes that on May 15, 2014, it would redeem all outstanding 2029 Convertible Notes, and as a result of this notification, all holders of outstanding 2029 Convertible Notes elected conversion on May 15, 2014. Pursuant to the terms of the 2029 Convertible Notes, the Company elected to pay cash for the $44.4 million of principal amount of all converted notes outstanding at that date, plus accrued interest, and to re-issue 747,085 shares of common stock held in treasury for the amount in excess of principal owed to noteholders as a result of the net-share settlement provisions in the Indenture that governs the 2029 Convertible Notes. In accordance with ASC 470, Debt, no gain or loss was recorded in the consolidated statements of income for the conversion. Additionally, the Company’s consolidated shareholders' equity was not changed as a result of this activity.

During the three months ended March 31, 2014 and prior to the conversion of the 2029 Convertible Notes, the Company repurchased $58.6 million principal amount of the 2029 Convertible Notes in privately-negotiated transactions for aggregate cash consideration of $89.5 million plus accrued interest. In connection with these purchases, the Company recorded a loss on extinguishment of debt of approximately $1.5 million, which is included in “Loss on extinguishment of debt” in the consolidated statements of income, and a $30.3 million decrease to additional paid-in capital, which is included in “Repurchases and conversion of convertible debt” in the consolidated statements of equity.

Contractual interest expense recognized for the 2029 Convertible Notes was $0.5 million and $1.3 million for the three and six months ended June 30, 2014 and was $1.5 million and $3.0 million for the three and six months ended June 30, 2013. Additionally, interest expense related to non-cash amortization of the discount represented $0.2 million and $0.7 million for the three and six months ended June 30, 2014 and $0.8 million and $1.7 million for the three and six months ended June 30, 2013.

Enova Line of Credit

On May 14, 2014, Enova and certain of its domestic subsidiaries, as guarantors, entered into a credit agreement among Enova, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Enova Credit Agreement”). The Enova Credit Agreement provides for an unsecured revolving credit facility of an aggregate principal amount of up to $75.0 million, including a multi-currency sub-facility that gives Enova the ability to borrow up to $25.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Enova Credit Agreement (the “Enova Credit Facility”). The Enova Credit Facility will mature on June 30, 2017. However, if Enova’s guarantees of the Company’s indebtedness are not released on or before March 31, 2015, the Enova Credit Agreement provides that the Enova Credit Facility will instead mature on March 31, 2015. The Enova Credit Agreement is an unsecured debt obligation of Enova and is unconditionally guaranteed by all of Enova's domestic subsidiaries. Neither the Company nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the Enova Credit Facility.

Interest on the Enova Credit Facility will be charged, at Enova’s option, at either the LIBOR for one week or one-, two-, three- or six-month periods, as selected by Enova, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Enova Credit Facility borrowings is dependent on Enova’s cash flow leverage ratios. Enova will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% based on Enova’s cash flow leverage ratios. Enova had no outstanding borrowings on the Enova Credit Facility as of June 30, 2014. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova Credit Agreement.

The Enova Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by Enova on demand. Pursuant to the terms of the Enova Credit Agreement, Enova agrees to pay fees equal

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

to the LIBOR margin per annum on the undrawn amount of each outstanding standby Letter of Credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial Letter of Credit plus 0.25% per annum on the average daily amount of the total Letter of Credit exposure. Enova had no outstanding letters of credit under the Enova Credit Agreement as of June 30, 2014.

In connection with the Enova Credit Facility, Enova incurred debt issuance costs of approximately $1.6 million for the six months ended June 30, 2014, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of June 30, 2014 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Enova Credit Facility.

$500.0 million 9.75% Senior Unsecured Notes

On May 30, 2014, Enova issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Enova 2021 Senior Notes”). The Enova 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Enova 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity. The Enova 2021 Senior Notes will mature on June 1, 2021. The Enova 2021 Senior Notes are unsecured debt obligations of Enova, and are unconditionally guaranteed by all of Enova’s domestic subsidiaries. Neither the Company nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the Enova 2021 Senior Notes. The Enova 2021 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act.

As of June 30, 2014, the carrying amount of the Enova 2021 Senior Notes was $493.9 million, which includes an unamortized discount of $6.1 million. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $4.3 million for the six months ended June 30, 2014, of which $0.1 million represented the non-cash amortization of the discount. In connection with the issuance of the Enova 2021 Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

During the three months ended June 30, 2014, Enova used the $479.0 million it received as net proceeds from the issuance of the Enova 2021 Senior Notes to repay all intercompany indebtedness it owed to the Company and to pay a significant portion of a cash dividend to the Company.

The Enova 2021 Senior Notes are redeemable at Enova’s option, in whole or in part, (i) at any time prior to June 1, 2017 at 100% of the aggregate principal amount of 2021 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the indenture that governs the Enova 2021 Notes (the “Enova 2021 Senior Notes Indenture”), plus accrued and unpaid interest, if any, to the redemption date and (ii) at any time on or after June 1, 2017 at a premium specified in the Enova 2021 Senior Notes Indenture that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to June 1, 2017, at its option, Enova may redeem up to 35% of the aggregate principal amount of the Enova 2021 Senior Notes at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of certain equity offerings as described in the Enova 2021 Senior Notes Indenture. Additionally, if Enova and its subsidiaries’ guarantee of certain indebtedness of the Company as described in the Enova 2021 Senior Notes Indenture is not released on or before March 31, 2015, then Enova may redeem all of the Enova 2021 Senior Notes outstanding at a redemption price equal to 103% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date (the “Special Redemption”), and if the Special Redemption does not occur, then the interest rate on the Enova 2021 Senior Notes will increase 2.0% per annum until Enova and its subsidiaries no longer guarantee certain indebtedness of the Company as described in the Enova 2021 Senior Notes Indenture. If a change of control occurs, as that term is defined in the Enova 2021 Senior Notes Indenture, the holders of the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Enova 2021 Senior Notes will have the right, subject to certain conditions, to require Enova to repurchase the Enova 2021 Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, as of the date of repurchase. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova 2021 Senior Notes Indenture.

Additionally, on May 30, 2014, Enova entered into a registration rights agreement with Jefferies LLC as the initial purchaser (the “Enova Registration Rights Agreement”) of the Enova 2021 Senior Notes, pursuant to which Enova agreed to use commercially reasonable efforts to cause a registration statement to be declared effective on or prior to the 360th day following the closing date relating to an exchange offer of the Enova 2021 Senior Notes for identical new notes registered under the Securities Act. In certain circumstances, Enova may be required to file a shelf registration to cover resales of the Enova 2021 Senior Notes. If Enova does not comply with certain covenants set forth in the Enova Registration Rights Agreement, it must pay liquidated damages to holders of the Enova 2021 Senior Notes. If Enova fails to satisfy any of its registration obligations, it will be required to pay the holders of the Enova 2021 Senior Notes additional interest of 0.25% to 0.50% per annum until it satisfies its registration obligations.

Private Placement Notes

On May 9, 2014, the Company and its domestic subsidiaries, as guarantors, entered into an Omnibus Waiver, Consent, and Amendment Agreement (the “Waiver and Amendment”) with respect to its 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and its 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”), which provided for Enova’s release as a guarantor for the Private Placement Notes upon completion of the Enova Debt Issuance. The Waiver and Amendment also required the Company to prepay the entire outstanding balance of Private Placement Notes, including any applicable make-whole premium, with proceeds received from Enova for repayment of intercompany indebtedness and payment of a dividend following the Enova Debt Issuance. The Company completed the prepayment of the Private Placement Notes during the three months ended June 30, 2014, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. Additionally, in conjunction with this prepayment, the Company incurred a $0.6 million expense to write-off the remaining deferred financing costs associated with the Private Placement Notes. The expenses for the make-whole premium and the write-off of deferred financing costs are included in “Loss on extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Domestic and Multi-currency Line of Credit, the Enova Credit Facility, the 2018 Senior Notes and the Enova 2021 Senior Notes require the Company and Enova to maintain certain financial ratios. As of June 30, 2014, the Company and Enova, as applicable, were in compliance with all covenants or other requirements set forth in the debt agreements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Reclassification out of Accumulated Other Comprehensive Income

The reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Foreign currency translation gain, net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain, net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$5,182	$—	$5,182	$4,649	$—	$4,649
Other comprehensive income before reclassifications	2,816	—	2,816	3,349	—	3,349
Net change in AOCI	2,816	—	2,816	3,349	—	3,349
Balance at the end of period	$7,998	$—	$7,998	$7,998	$—	$7,998

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$3,307	$895	$4,202	$2,874	$254	$3,128
Other comprehensive income before reclassifications	(3,669)	(268)	(3,937)	(3,236)	373	(2,863)
Amounts reclassified from AOCI(a)	—	(627)	(627)	—	(627)	(627)
Net change in AOCI	(3,669)	(895)	(4,564)	(3,236)	(254)	(3,490)
Balance at the end of period	$(362)	$—	$(362)	$(362)	$—	$(362)

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and six months ended June 30, 2014 and 2013 (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Cash America International, Inc.	$20,971	$25,132	$66,708	$69,058
Denominator:
Total weighted average basic shares(a)	28,823	28,721	28,616	28,910
Shares applicable to stock-based compensation(b)	87	75	61	89
Convertible debt(c)	346	2,049	688	2,024
Total weighted average diluted shares(d)	29,256	30,845	29,365	31,023
Net income – basic	$0.73	$0.88	$2.33	$2.39
Net income – diluted	$0.72	$0.81	$2.27	$2.23

(a)
Includes (i) vested and deferred restricted stock units of 309 and 313, as well as 32 and 31 shares held in the Company’s nonqualified savings plan for the three months ended June 30, 2014 and 2013, respectively, and (ii) vested and deferred restricted stock units of 309 and 312, as well as 32 and 31 shares held in the Company's nonqualified savings plan for the six months ended June 30, 2014 and 2013, respectively.

(b)	Includes shares related to unvested restricted stock unit awards.

(c)
On May 15, 2014, the Company called the notes and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company's common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread were included in weighted average diluted shares, because the Company intended to pay the principal portion of the notes in cash. See Note 6 for further discussion of the 2029 Convertible Notes.

(d)
There were 7 and 13 anti-dilutive shares for the three and six months ended June 30, 2014, respectively, and 5 and 46 anti-dilutive shares for the three and six months ended June 30, 2013, respectively.

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

Corporate operations primarily include corporate expenses such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

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

The following tables contain operating segment data for the three and six months ended June 30, 2014 and 2013 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended June 30, 2014
Revenue
Pawn loan fees and service charges	$78,911	$2,079	$80,990	$—	$—	$—	$—	$—	$80,990
Proceeds from disposition of merchandise	142,447	4,325	146,772	—	—	—	—	—	146,772
Consumer loan fees	23,900	—	23,900	108,751	92,688	—	201,439	—	225,339
Other	1,718	45	1,763	35	8	—	43	183	1,989
Total revenue	246,976	6,449	253,425	108,786	92,696	—	201,482	183	455,090
Cost of revenue
Disposed merchandise	101,177	3,333	104,510	—	—	—	—	—	104,510
Consumer loan loss provision	7,849	—	7,849	38,729	28,111	—	66,840	—	74,689
Total cost of revenue	109,026	3,333	112,359	38,729	28,111	—	66,840	—	179,199
Net revenue	137,950	3,116	141,066	70,057	64,585	—	134,642	183	275,891
Expenses
Operations and administration	100,189	3,386	103,575	25,816	24,061	22,387	72,264	19,136	194,975
Depreciation and amortization	10,122	421	10,543	2,054	559	1,703	4,316	4,638	19,497
Total expenses	110,311	3,807	114,118	27,870	24,620	24,090	76,580	23,774	214,472
Income (loss) from operations	$27,639	$(691)	$26,948	$42,187	$39,965	$(24,090)	$58,062	$(23,591)	$61,419
As of June 30, 2014
Total assets	$952,990	$121,193	$1,074,183	$462,039	$205,249	$14,779	$682,067	$412,636	$2,168,886
Goodwill			$495,672				$210,365		$706,037

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended June 30, 2013
Revenue
Pawn loan fees and service charges	$70,802	$1,926	$72,728	$—	$—	$—	$—	$—	$72,728
Proceeds from disposition of merchandise	127,214	4,318	131,532	—	—	—	—	—	131,532
Consumer loan fees	26,647	—	26,647	87,502	88,282	—	175,784	—	202,431
Other	1,918	258	2,176	361	16	—	377	1,136	3,689
Total revenue	226,581	6,502	233,083	87,863	88,298	—	176,161	1,136	410,380
Cost of revenue
Disposed merchandise	85,352	3,609	88,961	—	—	—	—	—	88,961
Consumer loan loss provision	7,112	—	7,112	33,343	36,774	—	70,117	—	77,229
Total cost of revenue	92,464	3,609	96,073	33,343	36,774	—	70,117	—	166,190
Net revenue	134,117	2,893	137,010	54,520	51,524	—	106,044	1,136	244,190
Expenses
Operations and administration	89,487	2,998	92,485	21,838	26,284	16,985	65,107	19,350	176,942
Depreciation and amortization	8,900	430	9,330	2,532	835	1,218	4,585	4,085	18,000
Total expenses	98,387	3,428	101,815	24,370	27,119	18,203	69,692	23,435	194,942
Income (loss) from operations	$35,730	$(535)	$35,195	$30,150	$24,405	$(18,203)	$36,352	$(22,299)	$49,248
As of June 30, 2013
Total assets	$1,023,015	$123,601	$1,146,616	$374,720	$190,612	$11,909	$577,241	$132,811	$1,856,668
Goodwill			$397,876				$210,366		$608,242

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Six Months Ended June 30, 2014
Revenue
Pawn loan fees and service charges	$157,378	$3,799	$161,177	$—	$—	$—	$—	$—	$161,177
Proceeds from disposition of merchandise	314,617	8,610	323,227	—	—	—	—	—	323,227
Consumer loan fees	49,659	—	49,659	217,799	192,063	—	409,862	—	459,521
Other	3,720	130	3,850	74	11	—	85	330	4,265
Total revenue	525,374	12,539	537,913	217,873	192,074	—	409,947	330	948,190
Cost of revenue
Disposed merchandise	222,435	6,639	229,074	—	—	—	—	—	229,074
Consumer loan loss provision	15,447	—	15,447	67,364	65,378	—	132,742	—	148,189
Total cost of revenue	237,882	6,639	244,521	67,364	65,378	—	132,742	—	377,263
Net revenue	287,492	5,900	293,392	150,509	126,696	—	277,205	330	570,927
Expenses
Operations and administration	201,342	6,635	207,977	49,224	49,181	42,026	140,431	38,153	386,561
Depreciation and amortization	20,426	824	21,250	3,959	1,082	3,393	8,434	9,074	38,758
Total expenses	221,768	7,459	229,227	53,183	50,263	45,419	148,865	47,227	425,319
Income (loss) from operations	$65,724	$(1,559)	$64,165	$97,326	$76,433	$(45,419)	$128,340	$(46,897)	$145,608

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Six Months Ended June 30, 2013
Revenue
Pawn loan fees and service charges	$144,976	$3,666	$148,642	$—	$—	$—	$—	$—	$148,642
Proceeds from disposition of merchandise	301,364	8,885	310,249	—	—	—	—	—	310,249
Consumer loan fees	54,969	—	54,969	178,143	179,524	—	357,667	—	412,636
Other	4,418	351	4,769	802	23	—	825	1,387	6,981
Total revenue	505,727	12,902	518,629	178,945	179,547	—	358,492	1,387	878,508
Cost of revenue
Disposed merchandise	203,039	7,257	210,296	—	—	—	—	—	210,296
Consumer loan loss provision	13,890	—	13,890	63,166	75,025	—	138,191	—	152,081
Total cost of revenue	216,929	7,257	224,186	63,166	75,025	—	138,191	—	362,377
Net revenue	288,798	5,645	294,443	115,779	104,522	—	220,301	1,387	516,131
Expenses
Operations and administration	180,189	6,601	186,790	43,243	50,931	36,515	130,689	36,287	353,766
Depreciation and amortization	17,701	829	18,530	4,960	1,395	2,673	9,028	7,973	35,531
Total expenses	197,890	7,430	205,320	48,203	52,326	39,188	139,717	44,260	389,297
Income (loss) from operations	$90,908	$(1,785)	$89,123	$67,576	$52,196	$(39,188)	$80,584	$(42,873)	$126,834

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. Commitments and Contingencies

Litigation

2013 Litigation Settlement

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan (the Company’s chief executive officer), and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleged many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. First National Bank of Brookings, South Dakota (“FNB”), and Community State Bank of Milbank, South Dakota (“CSB”), for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claimed that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleged that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint sought unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the case was certified as a class action lawsuit.

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

In accordance with ASC 450, Contingencies, the Company recognized a liability in 2013 in the amount of $18.0 million. The liability was recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets and “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2013. The Class Claims and Costs have been finalized, and the Company paid $18.6 million in connection with the Class Claims and Costs and recognized an additional $0.6 million of expenses, during the six months ended June 30, 2014.

Ohio Litigation

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law. On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013. On June 11, 2014, the Ohio Supreme Court unanimously held that Cashland is properly offering short-term, single-payment loans in the State of Ohio under the OMLA reversing the decision entered by the Ohio Ninth District Court of Appeals.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Consumer Financial Protection Bureau

On November 20, 2013, the Company consented to the issuance of a Consent Order by the Consumer Financial Protection Bureau (the “CFPB”) pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, among other things, to set aside $8.0 million of cash for a period of 180 days to fund any further payments to eligible Ohio customers who make valid claims in connection with the Company’s voluntary program that was announced in December 2012 to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The decision to make voluntary reimbursements in connection with the Ohio Reimbursement Program was made by the Company in 2012 because the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. The extended claims period required by the CFPB has expired. The Company has refunded approximately $6.4 million in connection with this program.

The $8.0 million of cash set aside was classified as restricted cash on the Company’s consolidated balance sheets. In June 2014, following the expiration of the 180-day period extended claims period, the Company released $7.9 million of restricted cash. As of June 30, 2014, the remaining balance in restricted cash is approximately $60 thousand, reflecting the amount of refunds that were still outstanding as of that date.

11. Fair Value Measurements

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and 2013 and December 31, 2013 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Cash equivalents	$64,948	$64,948	$—	$—
Forward currency exchange contracts	(93)	$—	(93)	—
Nonqualified savings plans’ assets(a)	15,560	15,560	—	—
Total	$80,415	$80,508	$(93)	$—
	June 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets :
Cash equivalents	$34,007	$34,007	$—	$—
Forward currency exchange contracts	454	—	454	—
Nonqualified savings plans’ assets(a)	13,336	13,336	—	—
Total	$47,797	$47,343	$454	$—
	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Forward currency exchange contracts	$6	$—	$6	$—
Nonqualified savings plans’ assets(a)	14,576	14,576	—	—
Total	$14,582	$14,576	$6	$—

(a) The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company’s cash equivalents are investments in money market funds, which are highly liquid investments with maturities of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. During the six months ended June 30, 2014 and 2013, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value
The Company’s financial assets and liabilities as of June 30, 2014 and 2013 and December 31, 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2014	2014	Level 1		Level 2	Level 3
Financial assets:
Cash	$127,967	$127,967	$127,967		$—	$—
Restricted cash	60	60	60		—	—
Pawn loans	263,668	263,668	—		—	263,668
Short-term loans and line of credit accounts, net	182,037	182,037	—		—	182,037
Installment loans, net	155,924	155,924	—		—	155,924
Pawn loan fees and service charges receivable	51,986	51,986	—		—	51,986
Total	$781,642	$781,642	$128,027		$—	$653,615
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,176	$3,176	$—		$—	$3,176
Senior unsecured notes	793,863	805,625	307,500	(a)	498,125	—
Total	$797,039	$808,801	$307,500		$498,125	$3,176

(a) The 2018 Senior Notes were transferred from Level 2 to Level 1 in the first quarter of 2014 in conjunction with the Company’s registration of these notes with the SEC in January 2014. See Note 6 for further discussion of the 2018 Senior Notes.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash	$90,452	$90,452	$90,452	$—	$—
Pawn loans	229,574	229,574	—	—	229,574
Short-term loans and line of credit accounts, net	173,512	173,512	—	—	173,512
Installment loans, net	113,615	113,615	—	—	113,615
Pawn loan fees and service charges receivable	45,566	45,566	—	—	45,566
Total	$652,719	$652,719	$90,452	$—	$562,267
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,047	$3,047	$—	$—	$3,047
Senior unsecured notes	457,955	443,480	—	443,480	—
2029 Convertible Notes	111,869	207,863	—	207,863	—
Total	$572,871	$654,390	$—	$651,343	$3,047

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash	$67,228	$67,228	$67,228	$—	$—
Restricted cash	8,000	8,000	8,000	—	—
Pawn loans	261,148	261,148	—	—	261,148
Short-term loans and line of credit accounts, net	202,829	202,829	—	—	202,829
Installment loans, net	156,012	156,012	—	—	156,012
Pawn loan fees and service charges receivable	53,438	53,438	—	—	53,438
Total	$748,655	$748,655	$75,228	$—	$673,427
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,080	$3,080	$—	$—	$3,080
Domestic and Multi-currency Line of credit	193,717	207,426	—	207,426	$—
Senior unsecured notes	444,515	430,554	—	430,554	—
2029 Convertible Notes	101,757	155,788	—	155,788	—
Total	$743,069	$796,848	$—	$793,768	$3,080
Pawn loans generally have maturity periods of less than 90 days. If a pawn loan defaults, the Company disposes of the collateral. Historically, collateral has sold for an amount in excess of the principal amount of the loan.
Short-term loans, line of credit accounts and installment loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximates the fair value. Short-term loans and line of credit accounts have relatively short maturity periods that are generally 12 months or less. The fair value of unsecured and secured installment loans are estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit quality. The carrying values of the Company’s installment loans approximate the fair value of these loans.
Pawn loan fees and service charges receivable are accrued ratably over the term of the loan based on the portion of these pawn loans deemed collectible. The Company uses historical performance data to determine collectability of pawn loan fees and service charges receivable. Additionally, pawn loan fees and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements.
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans and installment loans that are secured by a customer’s vehicle and is required to purchase any defaulted loans it has guaranteed. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximates the fair value.
The Company measures the fair value of long-term debt instruments that are registered with the SEC using Level 1 inputs. The Company measures the fair value of its senior unsecured notes using Level 2 inputs. The fair values of the Company’s senior unsecured notes are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of June 30, 2014, the Company’s senior

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

unsecured notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

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

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of June 30, 2014 and 2013 and December 31, 2013 (dollars in thousands):

Assets	As of June 30, 2014
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$35,843	$—	$(93)	$(93)
Assets	As of June 30, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$87,553	$454	$—	$454
Assets	As of December 31, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheets(b)
Forward currency exchange contracts	$81,547	$27	$(21)	$6

(a) As of June 30, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.
(b) Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(a)	$(995)	$(66)	$—	$—	$—	$—
Total	$(995)	$(66)	$—	$—	$—	$—

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,755)	$5,251	$—	$—	$—	$—
Total	$(1,755)	$5,251	$—	$—	$—	$—

(a) The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of financial condition, results of operations, liquidity, capital resources and certain factors that may affect future results of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company originates, arranges, guarantees or purchases consumer loans (collectively referred to as “consumer loans” throughout this discussion). Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans), line of credit accounts and installment loans.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company's credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. Installment loans include unsecured loans written by the Company and loans secured by a customer’s vehicle that may be written by the Company or by a third-party lender through the Company's CSO programs that the Company guarantees. The Company offers consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit,” “Pounds to Pocket” and “OnStride” in the United Kingdom, under the name “DollarsDirect” in Australia and Canada and under the name “Simplic” in Brazil where the Company recently began a pilot program (as discussed further below).

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

Corporate operations primarily include corporate expenses such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of June 30, 2014 and 2013. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, some recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn.” The Company’s foreign retail services locations operate under the name “Cash America casa de empeño.”

	As of June 30,
	2014			2013
	Domestic(a)	Foreign	Total	Domestic(a)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	576	—	576	581	—	581
Pawn lending only	256	47	303	169	47	216
Consumer lending only	37	—	37	77	—	77
Other (b)	88	—	88	90	—	90
Total retail services	957	47	1,004	917	47	964

(a)	Except as described in (b) below, includes locations that operated in 22 states in the United States as of June 30, 2014 and 2013, respectively.

(b)	As of June 30, 2014 and 2013, includes 88 and 90 unconsolidated franchised check cashing locations, respectively, that operated in 12 and 14 states in the United States, respectively.

E-Commerce Segment

As of June 30, 2014 and 2013, the Company’s e-commerce segment provided services in 33 and 32 states, respectively, in the United States and in four foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,

•	in the United Kingdom at http://www.quickquid.co.uk, http://www.quickquidflexcredit.co.uk, http://www.poundstopocket.co.uk, and www.onstride.co.uk,

•	in Australia at http://www.dollarsdirect.com.au,

•	in Canada at http://www.dollarsdirect.ca, and

•	in Brazil at http://www.simplic.com.br.

On June 30, 2014, the Company launched a pilot program in Brazil where it arranges loans that are made by a third-party lender in accordance with applicable laws and guarantees the payment of these loans by agreeing to purchase the loans from the third-party under certain circumstances.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

Recent Developments

Developments in the Company’s Business in the United Kingdom

During the six-month periods ended June 30, 2014 and June 30, 2013 and the twelve month period ended December 31, 2013, the Company’s U.K. operations generated 21.7%, 19.5% and 19.9%, respectively, of the Company’s consolidated net revenue. Recent regulatory changes in the United Kingdom will significantly affect future results from the Company’s U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority (the “FCA”), and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations and to impose stringent requirements on what a lender may and may not do with a specific product. On February 28, 2014, the Consumer Credit Sourcebook was issued under the FCA Handbook and incorporates prescriptive regulations for lenders such as the Company, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. The Company is in frequent communication with the FCA in an effort to demonstrate that it satisfies the expectations of the FCA, and the Company has made and is continuing to make significant modifications to many of its business practices to address the FCA’s requirements. These modifications include adjustments to the Company’s affordability assessment practices and underwriting standards that govern who will qualify for a loan from the Company, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including its practices related to continuous payment authority) and debt forbearance processes (or its practices regarding customers who have indicated they are experiencing financial difficulty). In addition, the Company previously has not had a physical presence in the United Kingdom as business functions have been performed remotely from its facilities in the United States. In order to alleviate concerns in relation to the Company’s ability to presently demonstrate to the FCA that it is capable of being effectively supervised, the Company is establishing an office in the United Kingdom.

In connection with implementing these changes to its U.K. business, the Company expects a significant year-over-year decrease in its U.K. loan volume, U.K. loan balances and U.K. revenue for the remainder of 2014 and potentially into 2015 as a result of adapting its U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards will result in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and existing customers. Additionally, the Company will experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of its U.K. operations (including the consumer loan loss provision) are expected to decrease as the Company’s U.K. business contracts. The ultimate impact of the changes the Company is making to its U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of the Company’s execution of the operational changes, the impact the FCA’s requirements may have on the Company’s competitors that could result in a potential increase in the Company’s market share, and consumer reaction to the changes occurring to the Company’s services, among other things. The impact potentially could also be offset by an improved performance of the Company’s U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which is expected to result in lower consumer loan loss rates, and by continued strong demand for the online loan products the Company offers in the U.S. and other markets. The Company is still assessing the potential impact of the changes it is making to its U.K. operations and what effect such changes may have on its business, but the impact of these changes is likely to be significant for the balance of 2014 and potentially into 2015.
On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA has requested comments on the proposal and is expected to issue a final rule in November 2014. The final rule on a cost of credit cap will likely become effective by January 2, 2015, as required by the 2013 amendment to the Financial Services and Markets Act 2000. If the final rules adopted by the FCA match the proposed rules, the Company will need to make additional changes to the products it offers in the United Kingdom, including increasing the minimum monthly payment under its line of credit products offered in the United Kingdom. The Company is still assessing the full impact of the potential cost of credit cap changes as they are currently proposed; however, after the Company has made all of the other changes to its U.K. business described above, the Company does not currently expect the impact of the modifications made to address a final cost of credit rule that tracks the proposed parameters to be significant.

The results for the three- and six-month periods ended June 30, 2014 and the year ended December 31, 2013 do not include the full impact of the changes described above, and the results for the three- and six-month periods ended June 30, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of the Company’s future results of operations and cash flows from its operations in the United Kingdom. For recent developments related to the FCA, see the risk factors included in “Part II. Other Information-Risk Factors.”

Review of Strategic Separation Alternatives for the E-commerce Business

On April 10, 2014, the Company announced that its Board of Directors authorized management to review potential strategic alternatives, including a tax-free spin-off, for the separation of its online lending business that comprises its E-commerce Division, Enova International, Inc. (“Enova”). After evaluating separation alternatives for Enova, management has recommended that the Company’s Board of Directors pursue a tax-free spin-off, and the Company’s Board of Directors has authorized the filing of a Registration Statement on Form 10 with the Securities and Exchange Commission by Enova in connection with the proposed spin-off. If a spin-off occurs, the Company will be separated into two publicly traded companies: Enova International, Inc., which would own and operate the Company’s online lending business that comprises its E-Commerce Division (or the e-commerce segment), and Cash America International, Inc., which would own and operate the Company’s storefront lending businesses that comprise its Retail Services Division (or the retail services segment).

The Company’s Board of Directors has not yet approved the separation, but if it is approved, a transaction could be completed in late 2014 or early 2015, subject to market, regulatory and other conditions, including, if the separation takes the form of a tax-free spin-off, the receipt of a private letter ruling from the Internal Revenue Service, an opinion from the Company’s tax counsel and a solvency opinion from an independent financial advisor. The Company currently expects that any spin-off would be in the form of a tax-free distribution of 80 percent of the Enova common stock to the Company’s shareholders.

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

Ohio Litigation

On May 28, 2009, one of the Company’s subsidiaries, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court, in Ohio Neighborhood Finance, Inc. v. Rodney Scott, held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law. On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. The Supreme Court of Ohio heard the Company’s appeal of the Ninth District Court’s decision in December 2013, and on June 11, 2014, the Ohio Supreme Court unanimously held that Cashland is properly offering short-term, single-payment loans in the State of Ohio under the OMLA reversing the decision entered by the Ohio Ninth District Court of Appeals.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2013, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill - Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses expected future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the estimated fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur. However, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the June 2014 assessment would not have resulted in a goodwill impairment.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2014. The Company elected to perform a qualitative assessment in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and determined that it was not more likely than not that the indefinite-lived intangible assets are impaired. Therefore, no further quantitative assessment was required.

RECENT ACCOUNTING PRONOUCEMENTS

See “Item 1. Financial Statements—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF CONTINUING OPERATIONS

Overview and Highlights

The Company’s financial results for the three months ended June 30, 2014 (the “current quarter”) are summarized below.

•	Consolidated total revenue was $455.1 million, representing an increase of $44.7 million, or 10.9%, for the current quarter compared to the three months ended June 30, 2013 (the “prior year quarter”).

•
Consolidated net revenue increased $31.7 million, or 13.0%, to $275.9 million for the current quarter from $244.2 million for the prior year quarter. The increase was primarily due to a $25.4 million, or 20.3%, increase in consumer loan net revenue, which consists of consumer loan fees, net of consumer loan loss provision.

•	Consolidated income from operations increased $12.2 million, or 24.7%, to $61.4 million in the current quarter compared to $49.2 million in the prior year quarter.

•
Consolidated net income decreased $4.1 million, or 16.6%, to $21.0 million in the current quarter compared to $25.1 million in the prior year quarter. Consolidated net income includes expenses totaling $9.7 million, net of tax, primarily related to a loss on early extinguishment of debt of $15.0 million, or $9.5 million, net of tax. Excluding these expenses, non-GAAP adjusted net income for the current quarter would have been $30.7 million. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

•
Consolidated diluted net income per share decreased 11.1%, or $0.09 per share, to $0.72 in the current quarter compared to $0.81 in the prior year quarter. Diluted earnings per share includes expenses totaling $0.33 per share, net of tax, primarily related to expenses for a loss on the early extinguishment of debt. Excluding these expenses, non-GAAP adjusted diluted net income per share attributable to the Company for the current quarter would have been $1.05. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

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

The following tables show the components of net revenue for the current quarter and prior year quarter for the Company’s retail services and e-commerce segments, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended June 30, 2014
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$80,990	57.4%	$—	—	$—	—	$80,990	29.4%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	42,262	30.0%	—	—	—	—	42,262	15.3%
Pawn related	$123,252	87.4%	$—	—	$—	—	$123,252	44.7%
Consumer loan fees, net of loss provision	$16,051	11.4%	$134,599	100.0%	$—	—	$150,650	54.6%
Other revenue	1,763	1.2%	43	—%	183	100.0%	1,989	0.7%
Net revenue	$141,066	100.0%	$134,642	100.0%	$183	100.0%	$275,891	100.0%

	Three Months Ended June 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$72,728	53.1%	$—	—	$—	—	$72,728	29.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	42,571	31.1%	—	—	—	—	42,571	17.4%
Pawn related	$115,299	84.2%	$—	—	$—	—	$115,299	47.2%
Consumer loan fees, net of loss provision	$19,535	14.3%	$105,667	99.6%	$—	—	$125,202	51.3%
Other revenue	2,176	1.5%	377	0.4%	1,136	100.0%	3,689	1.5%
Net revenue	$137,010	100.0%	$106,044	100.0%	$1,136	100.0%	$244,190	100.0%

	Six Months Ended June 30, 2014
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$161,177	54.9%	$—	—	$—	—	$161,177	28.2%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	94,153	32.1%	—	—	—	—	94,153	16.5%
Pawn related	$255,330	87.0%	$—	—	$—	—	$255,330	44.7%
Consumer loan fees, net of loss provision	$34,212	11.7%	$277,120	100.0%	$—	—	$311,332	54.5%
Other revenue	3,850	1.3%	85	—%	330	100.0%	4,265	0.8%
Net revenue	$293,392	100.0%	$277,205	100.0%	$330	100.0%	$570,927	100.0%

	Six Months Ended June 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$148,642	50.5%	$—	—	$—	—	$148,642	28.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	99,953	33.9%	—	—	—	—	99,953	19.4%
Pawn related	$248,595	84.4%	$—	—	$—	—	$248,595	48.2%
Consumer loan fees, net of loss provision	$41,079	14.0%	$219,476	99.6%	$—	—	$260,555	50.5%
Other revenue	4,769	1.6%	825	0.4%	1,387	100.0%	6,981	1.3%
Net revenue	$294,443	100.0%	$220,301	100.0%	$1,387	100.0%	$516,131	100.0%

For the current quarter, consolidated net revenue increased $31.7 million, or 13.0%, to $275.9 million from $244.2 million for the prior year quarter. Consumer loan net revenue accounted for 54.6% and 51.3% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $25.4 million, to $150.7 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees. Pawn-related net revenue accounted for 44.7% and 47.2% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue increased $8.0 million, to $123.3 million during the current quarter from $115.3 million in the prior year quarter. The increase in pawn-related net revenue was primarily attributable to higher pawn loan fees and service charges and higher gross profit on retail sales, partially offset by lower commercial sales and a decrease in gross profit margin on the disposition of merchandise.

For the six months ended June 30, 2014 (the “current six-month period”), consolidated net revenue increased $54.8 million, or 10.6%, to $570.9 million from $516.1 million for the same period in 2013 (the “prior year six-month period”). Consumer loan net revenue accounted for 54.5% and 50.5% of total consolidated net revenue for the current six-month period and prior year six-month period, respectively. Consumer loan net revenue increased $50.8 million to $311.3 million during the current six-month period, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees in the e-commerce segment. Pawn-related net revenue accounted for 44.7% and 48.2% of consolidated net revenue for the current six-month period and prior year six-month period, respectively. Pawn-related net revenue increased $6.7 million, to $255.3 million during the current six-month period from $248.6 million in the prior year six-month period. The increase in pawn-related net revenue was primarily attributable to higher pawn loan fees and services charges and higher gross profit on retail sales, offset by lower commercial sales and a decrease in gross profit margin on the disposition of merchandise.

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
Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, its financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted net income, adjusted diluted net income per share attributable to the Company, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the loss on the early extinguishment of a portion of the Company’s debt (the “Debt Extinguishment”) and the charges related to the Company's settlement of a litigation matter in 2013 (the “2013 Litigation Settlement”) are useful to investors in order to allow them to compare the Company’s financial results for the current quarter and current six-month period with the prior year quarter and prior year six-month period, respectively. The computation of Adjusted Earnings Measures as presented below may differ from the computation of similarly-titled measures provided by other companies.
The following table provides a reconciliation for the three and six months ended June 30, 2014 and 2013, respectively, between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share attributable to Cash America International, Inc.	$20,971	$0.72	$25,132	$0.81	$66,708	$2.27	$69,058	$2.23
Adjustments (net of tax):
Loss on Debt Extinguishment (b)	9,460	0.32	—	—	10,434	0.36	—	—
2013 Litigation Settlement(c)	236	0.01	—	—	400	0.01	—	—
Adjusted net income and adjusted diluted net income per share attributable to the Company	30,667	1.05	25,132	0.81	77,542	2.64	69,058	2.23
Other adjustments (net of tax):
Intangible asset amortization	1,045	0.04	828	0.03	2,092	0.07	1,661	0.05
Non-cash equity-based compensation	1,040	0.04	770	0.02	1,982	0.07	1,758	0.05
Non-cash interest and debt issuance cost amortization	789	0.02	1,094	0.04	1,554	0.05	1,925	0.06
Foreign currency transaction loss (gain)	113	—	(41)	—	176	0.01	197	0.01
Adjusted earnings and adjusted earnings per share	$33,654	$1.15	$27,783	$0.90	$83,346	$2.84	$74,599	$2.40

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)
For the three months ended June 30, 2014, represents charges related to the Debt Extinguishment of $15.0 million, net of tax benefit of $5.5 million. For the six months ended June 30, 2014, represents $16.6 million of charges, net of tax benefit of $6.1 million.

(c)
For the three months ended June 30, 2014, represents charges related to the 2013 Litigation Settlement of $0.4 million, net of tax benefit of $0.2 million. For the six months ended June 30, 2014, represents $0.6 million of charges, net of tax benefit of $0.2 million.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments for the closure of 36 consumer lending-only retail services locations in Texas during the second half of 2013 (the “Texas Consumer Loan Store Closures”), the penalty paid to the Consumer Financial Protection Bureau (“CFPB”) in connection with the issuance of a consent order by the CFPB (the “Regulatory Penalty”), charges related to the 2013 Litigation Settlement, the withdrawal in July 2012 of the proposed initial public offering by the Company’s wholly-owned subsidiary, Enova (“Enova IPO”), an income tax benefit related to the change of tax basis in the stock of one of the Company's subsidiaries in connection with the Mexico Reorganization (as defined below) (the “Creazione Deduction”), the reorganization of the Company's Mexico-based pawn operations during 2012 (the “Mexico Reorganization”) and a voluntary program to reimburse Ohio customers in connection with legal collections proceedings initiated by the Company in Ohio (the “Ohio Reimbursement Program”), including a decrease in the Company's remaining liability related to the Ohio Reimbursement Program during 2013 after the assessment of the claims made to date and related matters (the “Ohio Adjustment”), are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies. The following table provides a reconciliation between Net Income attributable to Cash America International, Inc., which is the nearest GAAP measure presented in the Company’s financial statements, to Adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended
	June 30,
	2014	2013
Net income attributable to Cash America International, Inc.	$140,178	$105,241
Adjustments:
Texas Consumer Loan Store Closures (a)	1,373	—
Regulatory Penalty (b)	5,000	—
2013 Litigation settlement(c)	18,635	—
Charges related to withdrawn proposed Enova IPO(d)	—	3,112
Charges related to Mexico Reorganization(e)	—	28,873
Charges related to Ohio Adjustment and Ohio Reimbursement Program(f)	(5,000)	13,400
Depreciation and amortization expenses(g)	76,319	68,587
Interest expense, net	42,843	31,455
Foreign currency transaction loss	1,173	460
Loss on Debt Extinguishment(h)	17,169	—
Equity in loss of unconsolidated subsidiary	—	283
Provision for income taxes(i)	29,194	75,864
Net loss attributable to the noncontrolling interest (j)	—	(3,954)
Adjusted EBITDA	$326,884	$323,321
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,866,337	$1,809,806
Adjusted EBITDA	$326,884	$323,321
Adjusted EBITDA as a percentage of total revenue	17.5%	17.9%

(a)	Represents charges related to the Texas Consumer Loan Store Closures of $1.4 million, before tax benefit of $0.5 million.

(b)	Represents charges for the Regulatory Penalty, which is nondeductible for tax purposes.

(c)	Represents charges related to the 2013 Litigation Settlement of $18.6 million, before tax benefit of $6.9 million.

(d)	Represents charges directly related to the withdrawn Enova IPO, before tax benefit of $1.1 million.

(e)
Represents charges related to the Mexico Reorganization, before tax benefit of $1.2 million and noncontrolling interest of $2.3 million. Includes $12.6 million and $7.2 million of depreciation and amortization expenses and charges for the recognition of a deferred tax asset valuation allowance, respectively, as noted in (g) and (i) below.

(f)
For the trailing 12 months ended June 30, 2014, represents the Ohio Adjustment of $5.0 million, before tax provision of $1.8 million. For the trailing 12 months ended June 30, 2013, represents charges related to the Ohio Reimbursement Program, before tax benefit of $5.0 million.

(g)
For the trailing 12 months ended June 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the Texas Consumer Loan Store Closures. For the trailing 12 months ended June 30, 2013, excludes $12.6 million of depreciation and amortization expenses which are included in “Charges related to the Mexico Reorganization”.

(h)	For the trailing 12 months ended June 30, 2014, represents charges of $17.2 million, before tax benefit of $6.4 million, related to the Debt Extinguishment.

(i)
For the trailing 12 months ended June 30, 2014, includes income benefit of $33.2 million related to the Creazione Deduction. For the trailing 12 months ended June 30, 2013, excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance, which is included in “Charges related to the Mexico Reorganization” in the table above and includes an income tax benefit related to the Mexico Reorganization of $1.2 million.

(j)	For the trailing twelve months ended June 30, 2013, includes $2.3 million of noncontrolling interests related to the Mexico Reorganization.

In addition, management believes that the adjusted EBITDA shown by segment and for the Company’s corporate operations are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of the applicable income and expense items discussed above. The following table provides a reconciliation between Income (loss) from operations, which is the nearest GAAP measure presented for the Company’s segments in the notes to the Company’s financial statements, to Adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended June 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Consolidated	Retail Services	E-Commerce	Corporate	Consolidated
Income (loss) from operations	$119,296	$198,371	$(87,110)	$230,557	$152,227	$144,506	$(80,223)	$216,510
Depreciation and amortization expenses(a)	42,181	16,549	17,589	76,319	36,683	16,398	15,506	68,587
Adjustments:
Texas Consumer Loan Store Closures	1,373	—	—	1,373	—	—	—	—
Regulatory Penalty	2,500	2,500		5,000	—	—	—	—
2013 Litigation Settlement	18,635	—	—	18,635	—	—	—	—
Charges related to withdrawn Enova IPO	—	—	—	—	—	3,112	—	3,112
Charges related to the Mexico Reorganization(b)	—	—	—	—	21,712	—	—	21,712
Charges related to Ohio Adjustment and Ohio Reimbursement(c)	(5,000)	—	—	(5,000)	13,400	—	—	13,400
Adjusted EBITDA	$178,985	$217,420	$(69,521)	$326,884	$224,022	$164,016	$(64,717)	$323,321

(a)
For the trailing 12 months ended June 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the Texas Consumer Loan Store Closures. For the trailing 12 months ended June 30, 2013, excludes $12.6 million of depreciation and amortization expenses which are included in “Charges related to the Mexico Reorganization.”

(b)	Includes $12.6 million of depreciation and amortization expenses as noted in (a) above.

(c)	For the trailing 12 months ended June 30, 2014, represents the Ohio Adjustment. For the trailing 12 months ended June 30, 2013, represents charges related to the Ohio Reimbursement Program.

	Six Months Ended June 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Consolidated	Retail Services	E-Commerce	Corporate	Consolidated
Income (loss) from operations	$64,165	$128,340	$(46,897)	$145,608	$89,123	$80,584	$(42,873)	$126,834
Depreciation and amortization expenses	21,250	8,434	9,074	38,758	18,530	9,028	7,973	35,531
Adjustments:
2013 Litigation Settlement(a)	635	—	—	635	—	—	—	—
Adjusted EBITDA	$86,050	$136,774	$(37,823)	$185,001	$107,653	$89,612	$(34,900)	$162,365

(a) Represents charges related to the 2013 Litigation Settlement during the six months ended June 30, 2014.

QUARTER ENDED JUNE 30, 2014 COMPARED TO QUARTER ENDED JUNE 30, 2013

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment and the profit on disposition of collateral from forfeited pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2014 and 2013 (dollars in thousands except where otherwise noted):

	As of June 30,
	2014	2013	Change	% Change
Ending pawn loan balances
Domestic retail services	$257,647	$224,622	$33,025	14.7%
Foreign retail services	6,021	4,952	1,069	21.6%
Consolidated pawn loan balances	$263,668	$229,574	$34,094	14.9%
Ending merchandise balance, net
Domestic retail services	$192,745	$149,244	$43,501	29.1%
Foreign retail services	6,174	5,868	306	5.2%
Consolidated merchandise balance, net	$198,919	$155,112	$43,807	28.2%
	Three Months Ended June 30,
	2014	2013	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$78,911	$70,802	$8,109	11.5%
Foreign retail services	2,079	1,926	153	7.9%
Consolidated pawn loan fees and service charges	$80,990	$72,728	$8,262	11.4%
Average pawn loan balance outstanding
Domestic retail services	$235,187	$211,195	$23,992	11.4%
Foreign retail services	5,683	5,237	446	8.5%
Consolidated average pawn loans outstanding	$240,870	$216,432	$24,438	11.3%
Amount of pawn loans written and renewed
Domestic retail services	$271,226	$234,327	$36,899	15.7%
Foreign retail services	15,909	15,166	743	4.9%
Consolidated amount of pawn loans written and renewed	$287,135	$249,493	$37,642	15.1%
Average amount per pawn loan (in ones)
Domestic retail services	$123	$126	$(3)	(2.4)%
Foreign retail services	$88	$89	$(1)	(1.1)%
Consolidated average amount per pawn loan (in ones)	$120	$123	$(3)	(2.4)%
Annualized yield on pawn loans
Domestic retail services	134.6%	134.5%
Foreign retail services	146.7%	147.5%
Consolidated annualized yield on pawn loans	134.9%	134.8%
Gross profit margin on disposition of merchandise
Domestic retail services	29.0%	32.9%
Foreign retail services	23.0%	16.4%
Gross profit margin on disposition of merchandise	28.8%	32.4%
Merchandise turnover
Domestic retail services	2.2	2.4
Foreign retail services	2.4	2.6
Consolidated merchandise turnover	2.2	2.4

Pawn Loan Fees and Service Charges and Pawn Loan Balances

Consolidated pawn loan balances as of June 30, 2014 were $263.7 million, which was $34.1 million, or 14.9%, higher than June 30, 2013. The increase in pawn loan balances led to an 11.4% increase in pawn loan fees and service charges.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current quarter increased by $24.0 million, or 11.4%, compared to the prior year quarter, primarily due to an increase in the loan balances as a result of the addition of 85 domestic pawn lending locations through acquisitions and de novo store growth since the prior year quarter. Additionally, pawn loan balances in same-store domestic retail services locations (stores that have been open for at least 12 months) increased 4.5% as of June 30, 2014 compared to June 30, 2013. The average amount per loan in domestic pawn operations decreased to $123 in the current quarter from $126 in the prior year quarter and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.

Domestic pawn loan fees and service charges increased $8.1 million, or 11.5%, to $78.9 million in the current quarter from $70.8 million in the prior year quarter. The increase was primarily driven by the higher average domestic pawn loan balances during the current quarter as compared to the prior year quarter. Pawn loan yield was relatively unchanged at 134.6% in the current quarter compared to 134.5% in the prior year quarter.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding increased 8.5% in the current quarter to $5.7 million, from $5.2 million in the prior year quarter. Foreign pawn loan fees and service charges increased 7.9%, to $2.1 million in the current quarter compared to $1.9 million in the prior year quarter.

Proceeds from Disposition of Merchandise and Gross Profit

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$117,951	$28,821	$146,772	$89,836	$41,696	$131,532
Gross profit on disposition	$38,681	$3,581	$42,262	$33,385	$9,186	$42,571
Gross profit margin	32.8%	12.4%	28.8%	37.2%	22.0%	32.4%
Percentage of total gross profit	91.5%	8.5%	100.0%	78.4%	21.6%	100.0%
As the table above indicates, the Company is placing a greater emphasis on retail disposition of merchandise in its retail services locations and placed much less reliance on the disposition of commercial merchandise due to the prevailing lower market price for pure gold. Management expects this trend to continue and will focus on the retail profit on the disposition of merchandise as the percentage of gross profit from commercial sales has become a less significant percentage of the total gross profit from dispositions. This shift is expected to result in higher levels of merchandise available for disposition and a decrease in inventory turnover ratio as more goods will be available for sale in retail services locations.

The total proceeds from disposition of merchandise increased $15.2 million, or 11.6%, in the current quarter compared to the prior year quarter. The total gross profit from the disposition of merchandise continued to be influenced by the decrease in gross profit on commercial dispositions and decreased $0.3 million, or 0.7%, during the current quarter compared to the prior year quarter. The overall gross profit margin percentage decreased to 28.8% in the current quarter compared to 32.4% in the prior year quarter, mainly due to a decrease in gross profit margin on both commercial and retail dispositions. The consolidated merchandise turnover rate decreased to 2.2 times during the current quarter compared to 2.4 times in the prior year quarter, primarily due to management’s decision to emphasize retail disposition activity rather than routinely disposing of a higher volume of merchandise on regular intervals through commercial sales.

Proceeds from retail disposition of merchandise increased $28.1 million, or 31.3%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in domestic retail operations increased $27.6 million, or 32.1%, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through de novo store growth and acquisitions since the prior year quarter. Proceeds from retail dispositions in foreign retail operations increased $0.5 million in the current quarter from the prior year quarter.

Consolidated gross profit from retail dispositions increased $5.3 million, or 15.9%. The consolidated gross profit margin on the retail disposition of merchandise decreased to 32.8% in the current quarter compared to 37.2% in the prior year quarter, mostly due to the discounting of merchandise prices to encourage retail sales activity. Gross profit from retail dispositions increased to 91.5% of total gross profit compared to 78.4% in the prior year quarter, primarily due to the shift to emphasize retail disposition of jewelry over commercial sales activity.
Consolidated proceeds from commercial dispositions decreased 30.9%, or $12.9 million, during the current quarter compared to the prior year quarter. Proceeds from commercial dispositions from domestic operations decreased by $12.4 million, primarily due to a decrease in the sales volume of commercial gold as part of an effort to place a greater emphasis on retail disposition of jewelry due to a decrease in the average market price of gold.
Gross profit from commercial dispositions decreased $5.6 million. Gross profit from commercial dispositions in domestic operations decreased $5.7 million, and gross profit from commercial dispositions in foreign operations increased $0.1 million. The decrease in consolidated gross profit margin from commercial sales, to 12.4% in the current quarter from 22.0% in the prior year quarter, was mainly due to a lower market price of gold sold.

In future periods, management expects the ratio of commercial sales to total sales to remain relatively consistent with current levels as the Company will continue to emphasize sales of jewelry in its retail services locations. Management expects to continue to experience gross profit margin levels consistent with the current quarter on retail dispositions. Management also expects gross profit margin on commercial dispositions to remain at these lower levels in future periods, mainly due to lower prevailing market prices for gold.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations before valuation allowance of $2.1 million and $0.9 million as of June 30, 2014 and 2013, respectively (dollars in thousands):

	As of June 30,
	2014		2013
	Amount	%	Amount	%
Jewelry - held for one year or less	$107,905	53.7%	$90,105	57.8%
Other merchandise - held for one year or less	80,050	39.8%	56,398	36.1%
Total merchandise held for one year or less	187,955	93.5%	146,503	93.9%
Jewelry - held for more than one year	5,480	2.7%	3,856	2.4%
Other merchandise - held for more than one year	7,593	3.8%	5,702	3.7%
Total merchandise held for more than one year	13,073	6.5%	9,558	6.1%
Merchandise held for disposition, gross	$201,028	100.0%	$156,061	100.0%
Merchandise held for disposition, net of allowance	$198,919		$155,112

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $22.9 million, or 11.3%, to $225.3 million in the current quarter compared to $202.4 million in the prior year quarter. The increase in consumer loan fees is due to growth in consumer loan balances in the e-commerce segment, with domestic e-commerce channels contributing $21.2 million and foreign e-commerce channels contributing $4.4 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $2.7 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in the number of retail services locations offering the product, mainly as a result of the Texas Consumer Loan Store Closures during 2013, and reduced loan demand in the Company’s retail services locations.

Consumer loan fees from the foreign component of the e-commerce segment were 46.0% of consumer loan fees for the e-commerce segment and 41.1% of consolidated consumer loan fees in the current quarter, compared to 50.2% of consumer loan fees for the e-commerce segment and 43.6% of consolidated consumer loan fees in the prior year quarter. See “Recent Developments—Developments in the Company's Business in the United Kingdom” for a discussion about the changes being made to the Company’s U.K. consumer loan business.

Consumer Loan Loss Provision

The consumer loan loss provision decreased by $2.5 million, or 3.3%, to $74.7 million in the current quarter from $77.2 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 33.1% in the current quarter compared to 38.2% in the prior year quarter. The decrease was primarily due to the lower loss experience across all products in the Company’s consumer loan portfolio, primarily in the e-commerce segment. During the current quarter as compared to the prior year quarter, the Company experienced fewer delinquencies, increased collections and a higher percentage mix of the number of loans written and renewed to customers with established payment histories. In addition, the Company recently made refinements to its consumer loan underwriting models partially as a result of the changes being made to the Company's U.K. consumer loan business in response to the requirements of the FCA, which management believes also contributed to the recent improvements in loss rates. Additional discussion of the specific factors influencing each product is included in “Consumer Loan Loss Experience by Product” below. Management expects the loss provision as a percentage of fees will be influenced by the mix of new and returning customers, the mix of outstanding loan products and the changes being made to the Company’s U.K. consumer loan business. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The combination of the decrease in the consumer loan loss provision with higher consumer loan fees led to a 20.3% increase in consumer loan fees, net of the consumer loan loss provision, which increased by $25.4 million to $150.7 million. The increase in consumer loan fees, net of consumer loan loss provision contributed significantly to the consolidated increase in net revenue during the period. Contributions from the line of credit and installment loan products offset a decrease in consumer loan fees, net of loss provision from the short-term consumer loan product during the period.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2014				2013
	Short-term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$20,440	$—	$3,460	$23,900	$23,529	$—	$3,118	$26,647
E-commerce
Domestic	41,392	36,066	31,293	108,751	42,398	26,465	18,639	87,502
Foreign	24,316	38,828	29,544	92,688	60,633	1,818	25,831	88,282
Total E-commerce	65,708	74,894	60,837	201,439	103,031	28,283	44,470	175,784
Consumer loan fees	$86,148	$74,894	$64,297	$225,339	$126,560	$28,283	$47,588	$202,431
Less: consumer loan loss provision	25,621	21,786	27,282	74,689	42,931	9,919	24,379	77,229
Consumer loan fees, net loss provision	$60,527	$53,108	$37,015	$150,650	$83,629	$18,364	$23,209	$125,202
Year-over-year change - $	$(23,102)	$34,744	$13,806	$25,448	$(3,750)	$9,279	$11,348	$16,877
Year-over-year change - %	(27.6)%	189.2%	59.5%	20.3%	(4.3)%	102.1%	95.7%	15.6%
Consumer loan loss provision as a % of consumer loan fees	29.7%	29.1%	42.4%	33.1%	33.9%	35.1%	51.2%	38.2%

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

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $47.3 million, or 14.1%, to $382.2 million as of June 30, 2014 from $335.0 million as of June 30, 2013, primarily due to increased demand for the line of credit product in the e-commerce segment, with strong growth in both domestic and foreign markets. Additionally, the Company experienced strong growth in the installment loan products in the domestic e-commerce segment. Offsetting these increases was a reduction in demand for the Company’s short-term consumer loan products in both segments.

The combined consumer loan balance includes $410.1 million and $367.0 million as of June 30, 2014 and 2013, respectively, of Company-owned consumer loan balances before the allowance for losses of $72.2 million and $79.9 million provided in the consolidated financial statements for June 30, 2014 and 2013, respectively. The combined consumer loan balance also includes $47.5 million and $50.9 million as of June 30, 2014 and 2013, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.2 million and $3.0 million provided in the consolidated financial statements for June 30, 2014 and 2013, respectively. See “Recent Developments—Developments in the Company's Business in the United Kingdom” for a discussion about the changes being made to the Company’s U.K. consumer loan business.

The following table summarizes consumer loan balances outstanding as of June 30, 2014 and 2013 (dollars in thousands):

	As of June 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$42,744	$3,976	$46,720	$45,324	$5,338	$50,662
Installment loans	7,643	8,565	16,208	9,819	10,131	19,950
Total Retail Services, gross	50,387	12,541	62,928	55,143	15,469	70,612
E-Commerce
Domestic
Short-term loans	30,545	34,914	65,459	31,594	35,115	66,709
Line of credit accounts	64,490	—	64,490	47,368	—	47,368
Installment loans	100,009	—	100,009	44,509	—	44,509
Total Domestic, gross	195,044	34,914	229,958	123,471	35,115	158,586
Foreign
Short-term loans	29,596	—	29,596	91,240	301	91,541
Line of credit accounts	57,919	—	57,919	10,703	—	10,703
Installment loans	77,202	—	77,202	86,433	—	86,433
Total Foreign, gross	164,717	—	164,717	188,376	301	188,677
Total E-Commerce, gross	359,761	34,914	394,675	311,847	35,416	347,263
Total ending loan balance, gross	410,148	47,455	457,603	366,990	50,885	417,875
Less: Allowance and liabilities for losses	(72,187)	(3,176)	(75,363)	(79,863)	(3,047)	(82,910)
Total ending loan balance, net	$337,961	$44,279	$382,240	$287,127	$47,838	$334,965
Allowance and liability for losses as a % of consumer loan balances, gross	17.6%	6.7%	16.5%	21.8%	6.0%	19.8%

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

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $750.1 million in the current quarter, a decrease of $84.2 million, or 10.1%, from $834.3 million in the prior year quarter. The Company is experiencing a shift away from short-term consumer loans, as installment loans and line of credit balances comprise a greater percentage of its consumer loan portfolio due to customers’ preference for these products. Management believes that the consumer loans written and renewed statistics are becoming less meaningful than the change in the balances and product composition of consumer loans outstanding. For a discussion about the changes being made to the Company's U.K. business and how they are expected to impact the Company's consumer loan business in the United Kingdom, see “Recent Developments—Developments in the Company's Business in the United Kingdom.”

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

The following table summarizes the consumer loans written and renewed for the current quarter and the prior year quarter:

	Three Months Ended June 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$157,268	$16,878	$174,146	$167,896	$26,446	$194,342
Installment loans	2,526	6,763	9,289	2,051	5,274	7,325
Total Retail Services	159,794	23,641	183,435	169,947	31,720	201,667
E-Commerce
Domestic
Short-term loans	73,493	157,905	231,398	71,507	163,236	234,743
Line of credit accounts	49,708	—	49,708	37,649	—	37,649
Installment loans	58,058	—	58,058	31,385	—	31,385
Total Domestic	181,259	157,905	339,164	140,541	163,236	303,777
Foreign
Short-term loans	95,250	—	95,250	249,953	739	250,692
Line of credit accounts	76,241	—	76,241	13,484	—	13,484
Installment loans	56,047	—	56,047	64,665	—	64,665
Total Foreign	227,538	—	227,538	328,102	739	328,841
Total E-Commerce	408,797	157,905	566,702	468,643	163,975	632,618
Total amount of consumer loans written and renewed	$568,591	$181,546	$750,137	$638,590	$195,695	$834,285
Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	331,032	31,482	362,514	354,546	51,763	406,309
Installment loans	1,833	5,180	7,013	1,798	928	2,726
Total Retail Services	332,865	36,662	369,527	356,344	52,691	409,035
E-Commerce
Domestic
Short-term loans	219,274	229,007	448,281	242,617	227,956	470,573
Line of credit accounts	198,956	—	198,956	139,550	—	139,550
Installment loans	37,751	—	37,751	30,229	—	30,229
Total Domestic	455,981	229,007	684,988	412,396	227,956	640,352
Foreign
Short-term loans	187,561	—	187,561	454,293	919	455,212
Line of credit accounts	255,171	—	255,171	30,748	—	30,748
Installment loans	44,200	—	44,200	56,679	—	56,679
Total Foreign	486,932	—	486,932	541,720	919	542,639
Total E-Commerce	942,913	229,007	1,171,920	954,116	228,875	1,182,991
Total number of consumer loans written and renewed	1,275,778	265,669	1,541,447	1,310,460	281,566	1,592,026

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current quarter compared to the prior year quarter:

	Three Months Ended June 30,
	2014	2013
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$480	$478
Installment loans	1,325	2,687
E-Commerce
Domestic
Short-term loans	$516	$499
Line of credit accounts(b)	250	270
Installment loans	1,538	1,038
Foreign
Short-term loans	$508	$551
Line of credit accounts(b)	299	439
Installment loans	1,268	1,141
Consolidated
Short-term loans	$502	$510
Line of credit accounts(b)	277	300
Installment loans	1,387	1,153
(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.
(b) Represents the average amount of each incremental draw on line of credit accounts.

Consumer Loans Written to New and Returning Customers in the E-commerce Segment

For its e-commerce segment, the Company measures the amount and number of consumer loans written and renewed that are Company-owned or guaranteed by the Company, as well as the mix between transactions with new customers and returning customers with whom it has a previous relationship. The amount and number of loans written to new customers reflect the Company’s ability to acquire customers through its marketing programs and by providing new products, in addition to its ability to enter new markets. The amount and number of loans written to returning customers reflect the Company’s ability to retain its customer base through high levels of customer service and customer satisfaction with the products offered by the Company. Loans written to returning customers include both loans with customers who have borrowed from the Company’s e-commerce segment before, either in the current year or in prior years (including customers who may have borrowed through different consumer loan products or brands offered by the e-commerce segment), and loan renewals.

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to returning customers for the current quarter and prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$66,359	$8,967	$75,326	$61,953	$11,755	$73,708
% of total	11.7%	1.6%	13.3%	9.8%	1.9%	11.7%
Returning customers	342,438	148,938	491,376	406,690	152,220	558,910
% of total	60.4%	26.3%	86.7%	64.3%	24.0%	88.3%
Total amount of consumer loans written and renewed	$408,797	$157,905	$566,702	$468,643	$163,975	$632,618
Number of consumer loans written and renewed to (in ones):
New customers	94,348	16,812	111,160	124,912	20,878	145,790
% of total	8.1%	1.4%	9.5%	10.6%	1.7%	12.3%
Returning customers	848,565	212,195	1,060,760	829,204	207,997	1,037,201
% of total	72.4%	18.1%	90.5%	70.1%	17.6%	87.7%
Total number of consumer loans written and renewed	942,913	229,007	1,171,920	954,116	228,875	1,182,991

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

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 16.5% in the current quarter from 19.8% in the prior year quarter, primarily due to improved performance across all of the Company’s consumer loan products in both of its segments as further discussed in “Consumer Loan Loss Experience by Product” below.

The consumer loan loss provision in the current quarter was $74.7 million, which was composed of $74.0 million related to Company-owned consumer loans and $0.7 million related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year quarter was $77.2 million, which was composed of $76.3 million related to Company-owned consumer loans and $0.9 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $79.5 million and $74.1 million in the current quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2013			2014
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$366,990	$418,237	$446,707	$399,820	$410,148
Gross - Guaranteed by the Company(a)	50,885	50,085	58,950	42,191	47,455
Combined consumer loans and fees receivable, gross(b)	$417,875	$468,322	$505,657	$442,011	$457,603
Allowance and liability for losses on consumer loans	82,910	92,786	90,946	80,165	75,363
Combined consumer loans and fees receivable, net(b)	$334,965	$375,536	$414,711	$361,846	$382,240
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	19.8%	19.8%	18.0%	18.1%	16.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(b)	Non-GAAP measure.

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

Short-term Loans

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and typically increases throughout the year. This seasonal trend was evidenced in the current quarter, but the loss provision as a percentage of combined consumer loans written and renewed was lower than the seasonally comparable prior year quarter, primarily due to a decrease in demand from new customers for short-term consumer loans as the Company continued to experience a shift in customers’ preference for the Company’s line of credit and installment loan products over its short-term consumer loan product, the recent refinements made to the Company’s consumer loan underwriting models and increased collections. For a discussion about the changes being made to the Company's U.K. consumer loan business and how they are expected to impact the Company's business in the United Kingdom, see “Recent Developments—Developments in the Company's Business in the United Kingdom.”

The following table includes information related only to the Company’s short-term consumer loan product and shows the Company’s loss experience trends for short-term consumer loans for each of the last five quarters (dollars in thousands):

	2013			2014
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Short-term consumer loans:
Consumer loan loss provision	$42,931	$41,806	$33,567	$21,761	$25,621
Charge-offs (net of recoveries)	42,541	49,271	43,862	25,922	24,507
Short-term consumer loans written and renewed:(a)
Company owned	$489,356	$435,837	$398,781	$346,098	$326,011
Guaranteed by the Company(b)	190,421	211,426	209,965	181,092	174,783
Combined consumer loans written and renewed	$679,777	$647,263	$608,746	$527,190	$500,794
Short-term consumer loans and fees receivable:
Gross - Company owned	$168,158	$145,026	$131,236	$102,955	$102,885
Gross - Guaranteed by the Company(b)	40,754	39,810	46,311	33,077	38,890
Combined consumer loans and fees receivable, gross(c)	$208,912	$184,836	$177,547	$136,032	$141,775
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.3%	6.5%	5.5%	4.1%	5.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.3%	7.6%	7.2%	4.9%	4.9%
Consumer loan loss provision as a % of consumer loan fees	33.9%	35.2%	32.2%	22.9%	29.7%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	21.3%	20.0%	15.1%	16.6%	16.7%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

Line of Credit Accounts

The consumer loan loss provision as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the third and fourth quarters with higher loan demand.

The consumer loan loss provision as a percentage of consumer loan fees was 29.1% in the current quarter compared to 35.1% in the prior year quarter. The decrease was primarily due to the maturing of the domestic line of credit portfolio and a sequential decline from the first quarter in the average line of credit account balance, which was driven by a lower sequential quarter balance in the United Kingdom partially as a result of changes made to the Company’s U.K. consumer loan business. As a result, the typical seasonal trend was not evidenced during the current quarter. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The following table includes information related only to the Company’s line of credit account product and shows the Company’s loss experience trends for line of credit accounts for each of the last five quarters (dollars in thousands):

	2013			2014
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Line of credit accounts:
Consumer loan loss provision	$9,919	$25,140	$32,694	$23,375	$21,786
Charge-offs (net of recoveries)	7,334	13,855	24,844	26,490	26,877
Average consumer loan balance(a)	$47,513	$78,839	$112,704	$122,403	$120,707
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	20.9%	31.9%	29.0%	19.1%	18.0%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	15.4%	17.6%	22.0%	21.6%	22.3%
Consumer loan loss provision as a % of consumer loan fees	35.1%	49.8%	47.7%	32.0%	29.1%
Allowance for losses as a % of average consumer loan balance(a)	22.4%	27.8%	26.4%	21.8%	17.9%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for the quarter for line of credit accounts.

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

Consumer loan loss provision as a percentage of consumer loan fees are generally higher for the installment loan product than for other loan products partially because installment loans typically have a higher average amount per loan and the highest level of default is exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for installment loans is typically significantly lower than the short-term loan products offered by the Company. During the current quarter, the Company experienced lower loss rates than it has been experiencing, primarily due to the maturing of the installment loan product in its domestic portfolio and a decrease in new customer activity in its U.K. portfolio due to changes initiated in that market during the current quarter. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion. The installment loan portfolio includes a higher percentage of customers with established payment histories in the current quarter compared to the prior year quarter, particularly in the e-commerce segment. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans.

The following table includes information related only to the Company’s installment loan product and shows the Company’s loss experience trends for installment loans for each of the last five quarters (dollars in thousands):

	2013			2014
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Installment loans:
Consumer loan loss provision	$24,379	$32,747	$33,220	$28,364	$27,282
Charge-offs (net of recoveries)	24,206	26,691	32,615	31,869	28,107
Installment loan average loan balance:(a)
Company owned	$133,773	$157,183	$181,637	$183,765	$181,358
Guaranteed by the Company(b)	9,631	10,203	11,457	10,877	8,840
Combined average consumer loan balance(c)	$143,404	$167,386	$193,094	$194,642	$190,198
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	17.0%	19.6%	17.2%	14.6%	14.3%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	16.9%	15.9%	16.9%	16.4%	14.8%
Consumer loan loss provision as a % of consumer loan fees	51.2%	56.2%	50.9%	42.9%	42.4%
Allowance and liability for losses as a % of combined average consumer loan balance(a)(c)	19.4%	20.2%	17.8%	15.9%	15.8%

(a)	The combined average consumer loan balance for installment loans is the simple average of the beginning and ending combined consumer loan balance for the quarter for installment loans.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company's financial statements.

(c)	Non-GAAP measure.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$59,831	$25,941	$13,473	$99,245	$52,195	$22,869	$12,984	$88,048
Occupancy	31,279	3,225	793	35,297	27,630	2,925	569	31,124
Marketing	2,421	30,826	60	33,307	3,498	30,050	47	33,595
Other	10,044	12,272	4,810	27,126	9,162	9,263	5,750	24,175
Total operations and administration	103,575	72,264	19,136	194,975	92,485	65,107	19,350	176,942
Depreciation and amortization	10,543	4,316	4,638	19,497	9,330	4,585	4,085	18,000
Total expenses	$114,118	$76,580	$23,774	$214,472	$101,815	$69,692	$23,435	$194,942
Year-over-year change - $
Operations and administration	$11,090	$7,157	$(214)	$18,033	$(3,541)	$11,556	$4,737	$12,752
Depreciation and amortization	1,213	(269)	553	1,497	695	1,558	560	2,813
Total expenses	$12,303	$6,888	$339	$19,530	$(2,846)	$13,114	$5,297	$15,565
Year-over-year change - %	12.1%	9.9%	1.4%	10.0%	(2.7)%	23.2%	29.2%	8.7%

Consolidated total expenses increased $19.5 million, or 10.0%, to $214.5 million in the current quarter compared to $194.9 million in the prior year quarter. Total expenses for the retail services segment increased $12.3 million, or 12.1%, to $114.1 million during the current quarter compared to $101.8 million in the prior year quarter. Total expenses for the e-commerce segment increased $6.9 million, or 9.9%, to $76.6 million in the current quarter.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment increased $11.1 million, or 12.0%, to $103.6 million during the current quarter compared to the prior year quarter. Personnel expenses for the retail services segment increased $7.6 million, or 14.6%, primarily due to the addition of 85 retail services locations through acquisitions and de novo store growth that occurred since the prior year quarter and normal merit increases. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $3.6 million, or 13.2%, primarily due to normal rent increases, acquisitions and de novo store growth. Offsetting these increases was a $1.1 million decrease in marketing costs, which was related to a reduction in certain advertising activities in the current quarter as compared to the prior year quarter.

E-commerce

Operations and administration expenses for the e-commerce segment increased $7.2 million, or 11.0%, to $72.3 million during the current quarter compared to the prior year quarter, primarily due to higher marketing, personnel and other operations and administration expenses.
Marketing expenses increased $0.8 million, or 2.6%, resulting from offsetting fluctuations in domestic and foreign marketing expenses. Domestic marketing expenses increased by approximately $3.2 million in the current quarter as compared to the prior year quarter. The increase was primarily due to higher direct mail and pay-per-click internet advertising costs in domestic markets. This increase was partially offset by a decrease of $2.4 million in foreign marketing expenses, primarily associated with lower pay-per-click internet expenses and lower lead generation expenses.
Personnel expenses increased $3.1 million, or 13.4%, to $25.9 million, in the current quarter compared to the prior year quarter, primarily due to performance-based incentives, increased headcount and normal merit increases.

Other operations and administration expenses increased by $3.0 million, or 32.5%, primarily related to higher accounting and legal professional services incurred in the current quarter in conjunction with the Company’s recent decision to review strategic alternatives for the e-commerce segment and an increase in regulatory-related expenses related to its U.K. business. See “Recent Developments—Review of Strategic Separation Alternatives for the E-commerce Business” and “Recent Developments—Developments in the Company’s Business in the United Kingdom.”

Corporate

Corporate administration expenses decreased $0.2 million, or 1.1%, to $19.1 million in the current quarter, primarily due to lower legal and accounting professional services in the current quarter compared to the prior year quarter.

Depreciation and Amortization Expenses
Consolidated depreciation and amortization expenses increased $1.5 million, or 8.3%, primarily due to an increase in these expenses in the retail services segment due to the addition of 85 retail services locations and the amortization of certain intangible assets related to acquisitions completed in 2013.

Interest Expense

Interest expense increased $3.9 million, or 44.1%, to $12.8 million in the current quarter as compared to $8.9 million in the prior year quarter, primarily due to higher average levels of debt outstanding and higher blended cost of debt outstanding than the prior year quarter. During the current quarter, the average amount of debt outstanding increased $180.5 million, to $700.0 million from $519.5 million during the prior year quarter, primarily due to acquisitions completed during 2013. The higher blended cost of debt was primarily due to the issuance by Enova, a wholly-owned subsidiary of the Company, of $500.0 million of 9.75% senior unsecured notes in May 2014 (the “Enova 2021 Senior Notes”). The issuance of this higher-rate debt by Enova and the corresponding payoff by the Company of lower-rate debt was the primary factor in the Company’s higher effective blended borrowing cost. The Enova 2021 Senior Notes were outstanding for one month during the current quarter and the average blended borrowing cost for the current quarter increased to 6.3% in the current quarter compared to 5.8% in the prior year quarter. See “Liquidity and Capital Resources—Cash Flows from Financing Activities—$500.0 million 9.75% Senior Unsecured Notes” for further discussion.
Loss on Extinguishment of Debt

The Company incurred a loss on extinguishment of debt of $15.0 million in the current quarter. The increase was primarily due to a $14.3 million make-whole expense and $0.6 million of expense for the write-off of deferred loan costs associated with the prepayment of $106.2 million of principal amount of the Company’s outstanding private placement notes. The Company made these prepayments of debt after receiving proceeds from Enova in connection with the issuance of the Enova 2021 Senior Notes.

Income Taxes

The Company’s effective tax rate changed only slightly in the current quarter, to 37.2% for the current quarter compared to 37.0% for the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013
Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the six months ended June 30, 2014 and 2013 (dollars in thousands except where otherwise noted):

	Six Months Ended June 30,
	2014	2013	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$157,378	$144,976	$12,402	8.6%
Foreign retail services	3,799	3,666	133	3.6%
Consolidated pawn loan fees and service charges	$161,177	$148,642	$12,535	8.4%
Average pawn loan balance outstanding
Domestic retail services	$239,089	$219,709	$19,380	8.8%
Foreign retail services	5,175	4,858	317	6.5%
Consolidated average pawn loans outstanding	$244,264	$224,567	$19,697	8.8%
Amount of pawn loans written and renewed
Domestic retail services	$503,786	$449,703	$54,083	12.0%
Foreign retail services	28,895	28,259	636	2.3%
Consolidated amount of pawn loans written and renewed	$532,681	$477,962	$54,719	11.4%
Average amount per pawn loan (in ones)
Domestic retail services	$124	$128	$(4)	(3.1)%
Foreign retail services	$88	$87	$1	1.1%
Consolidated average amount per pawn loan (in ones)	$121	$124	$(3)	(2.4)%
Annualized yield on pawn loans
Domestic retail services	132.7%	133.1%
Foreign retail services	148.0%	152.2%
Consolidated annualized yield on pawn loans	133.1%	133.5%
Gross profit margin on disposition of merchandise
Domestic retail services	29.3%	32.6%
Foreign retail services	22.9%	18.3%
Gross profit margin on disposition of merchandise	29.1%	32.2%
Merchandise turnover
Domestic retail services	2.3	2.7
Foreign retail services	2.5	2.6
Consolidated merchandise turnover	2.3	2.7

Pawn Loan Fees and Service Charges and Pawn Loan Balances

The average consolidated balance of pawn loans outstanding during the current six-month period increased $19.7 million, or 8.8%, compared to the prior year six-month period, primarily due to higher average balances in the second quarter, which offset the lower growth experienced in the first quarter of 2014. Consolidated pawn loan fees and service charges increased by $12.5 million, or 8.4%, in the current six-month period compared to the prior year six-month period.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current six-month period increased by $19.4 million, or 8.8%, compared to the prior year six-month period, due to higher average balances in the second quarter of 2014 that offset the lower growth experienced in the first quarter of 2014. The average amount per loan in domestic pawn operations decreased to $124 in the current six-month period from $128 in the prior year six-month period and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.

Domestic pawn loan fees and service charges increased $12.4 million, or 8.6%, to $157.4 million in the current six-month period from $145.0 million in the prior year six-month period. The increase was primarily driven by the higher average domestic pawn loan balances during the current six-month period as compared to the prior year six-month period. Pawn loan yield in the current six-month period was relatively flat as compared to the prior year six-month period at 132.7% in 2014 compared to 133.1% in 2013.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding increased slightly in the current six-month period to $5.2 million, from $4.9 million in the prior year six-month period. Foreign pawn loan fees and service charges were relatively flat at $3.8 million in the current six-month period compared to $3.7 million in the prior year six-month period.

Proceeds from Disposition of Merchandise and Gross Profit

The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$260,244	$62,983	$323,227	$202,246	$108,003	$310,249
Gross profit on disposition	$88,033	$6,120	$94,153	$75,375	$24,578	$99,953
Gross profit margin	33.8%	9.7%	29.1%	37.3%	22.8%	32.2%
Percentage of total gross profit	93.5%	6.5%	100.0%	75.4%	24.6%	100.0%

The total proceeds from disposition of merchandise increased $13.0 million, or 4.2%, in the current six-month period compared to the prior year six-month period primarily as a result of the emphasis on retail sales. Total gross profit from the disposition of merchandise decreased $5.8 million, or 5.8%, during the current six-month period compared to the prior year six-month period, primarily due to the decrease in commercial sales activity and lower gross profit margin on commercial sales during the current six-month period, partially offset by an increase in gross profit from retail sales activity. The overall gross profit margin decreased to 29.1% in the current six-month period compared to 32.2% in the prior year six-month period, primarily due to lower retail margins and a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover rate decreased to 2.3 times during the current six-month period compared to 2.7 times in the prior year six-month period, primarily due to management’s decision to emphasize retail disposition activity rather than routinely disposing of a higher volume of merchandise on regular intervals through commercial sales.

Proceeds from retail dispositions of merchandise increased $58.0 million, or 28.7%, during the current six-month period compared to the prior year six-month period. Proceeds from retail dispositions in domestic retail operations increased $57.0 million, primarily due to management’s emphasis on retail disposition activity and the addition of retail services locations through de novo store growth and acquisitions since the prior year six-month period. Proceeds from retail dispositions in foreign retail operations increased $1.0 million in the current six-month period from the prior year six-month period.

Gross profit from retail dispositions increased to 93.5% of total gross profit compared to 75.4% in the prior year six-month period, primarily due to the shift to emphasize retail disposition of jewelry over commercial sales. Consolidated gross profit from retail dispositions increased $12.7 million, or 16.8%. The consolidated gross profit margin on the retail disposition of merchandise decreased to 33.8% in the current six-month period compared to 37.3% in the prior year six-month period, primarily due to the discounting of merchandise prices to encourage retail sales activity.

Consolidated proceeds from commercial dispositions decreased $45.0 million, or 41.7%, during the current six-month period compared to the prior year six-month period. Proceeds from commercial dispositions from domestic operations decreased by $43.8 million, primarily due to a decrease in the sales volume of commercial gold sold as part of an effort to place a greater emphasis on retail disposition of jewelry and due to a decrease in the average market price of gold sold.

Gross profit from commercial dispositions decreased $18.5 million during the current six-month period compared to the prior year six-month period. The decrease in consolidated gross profit margin from commercial sales, to 9.7% in the current six-month period from 22.8% in the prior year six-month period, was mainly due to lower market price of gold sold, partially offset by a slightly higher gross margin generated on the sale of loose diamonds in the current six-month period.

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $46.9 million, or 11.4%, to $459.5 million in the current six-month period compared to $412.6 million in the prior year six-month period. The increase in consumer loan fees is primarily due to growth in consumer loan balances in the e-commerce segment, with domestic e-commerce channels contributing $39.7 million and foreign e-commerce channels contributing $12.5 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $5.3 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in the number of retail services locations offering the product, mainly as a result of the Texas Consumer Loan Store Closures in 2013, and reduced loan demand in the Company’s retail services locations.

Consumer loan fees from the foreign component of the e-commerce segment were 46.9% of consumer loan fees for the e-commerce segment and 41.8% of consolidated consumer loan fees in the current six-month period, compared to 50.2% of consumer loan fees for the e-commerce segment and 43.5% of consolidated consumer loan fees in the prior year six-month period. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for a discussion about the changes being made to the Company’s U.K. consumer loan business.

Consumer Loan Loss Provision

The consumer loan loss provision decreased by $3.9 million, or 2.6%, to $148.2 million in the current six-month period from $152.1 million in the prior year six-month period. The loss provision as a percentage of consumer loan fees decreased to 32.2% in the current six-month period compared to 36.9% in the prior year six-month period. The decrease was due to the lower loss experience across all products in the Company’s consumer loan portfolio, primarily in the e-commerce segment. During the current six-month period as compared to the prior year six-month period, the Company experienced fewer delinquencies, increased collections and a higher percentage mix of the number of loans written and renewed to customers with established payment histories. In addition, the Company recently made refinements to its consumer loan underwriting models partially as a result of changes made to the Company’s U.K. consumer loan business, which it believes also contributed to the recent improvements in loss rates. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The combination of the decrease in the consumer loan loss provision with higher consumer loan fees led to a 19.5% increase in consumer loan fees, net of the consumer loan loss provision which increased by $50.8 million to $311.3 million. The increase in consumer loan fees, net of the consumer loan loss provision, contributed significantly to the consolidated increase in net revenue during the current six-month period. Contributions from the line of credit and installment loan products offset a decrease in net revenue from the short-term consumer loan product during the period.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current and prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2014				2013
	Short-term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$42,437	$—	$7,222	$49,659	$48,736	$—	$6,233	$54,969
E-commerce
Domestic	85,786	71,082	60,931	217,799	89,994	49,699	38,450	178,143
Foreign	52,899	76,848	62,316	192,063	128,045	1,818	49,661	179,524
Total E-commerce	138,685	147,930	123,247	409,862	218,039	51,517	88,111	357,667
Consumer loan fees	$181,122	$147,930	$130,469	$459,521	$266,775	$51,517	$94,344	$412,636
Less: consumer loan loss provision	47,382	45,161	55,646	148,189	88,097	16,472	47,512	152,081
Consumer loan fees, net loss provision	$133,740	$102,769	$74,823	$311,332	$178,678	$35,045	$46,832	$260,555
Year-over-year change - $	$(44,938)	$67,724	$27,991	$50,777	$(797)	$17,730	$24,840	$41,773
Year-over-year change - %	(25.2)%	193.2%	59.8%	19.5%	(0.4)%	102.4%	113.0%	19.1%
Consumer loan loss provision as a % of consumer loan fees	26.2%	30.5%	42.7%	32.2%	33.0%	32.0%	50.4%	36.9%

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $1.51 billion in the current six-month period, a decrease of $148.3 million, or 8.9%, from $1.66 billion in the prior year six-month period. The following table summarizes the consumer loans written and renewed for the current six-month period and the prior year six-month period:

	Six Months Ended June 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$316,728	$35,242	$351,970	$339,816	$54,772	$394,588
Installment loans	4,351	11,201	15,552	3,497	8,986	12,483
Total Retail Services	321,079	46,443	367,522	343,313	63,758	407,071
E-Commerce
Domestic
Short-term loans	144,949	320,633	465,582	144,135	337,502	481,637
Line of credit accounts	90,321	—	90,321	66,455	—	66,455
Installment loans	98,369	—	98,369	56,056	—	56,056
Total Domestic	333,639	320,633	654,272	266,646	337,502	604,148
Foreign
Short-term loans	210,432	—	210,432	516,280	13,971	530,251
Line of credit accounts	151,237	—	151,237	13,484	—	13,484
Installment loans	128,459	—	128,459	105,250	—	105,250
Total Foreign	490,128	—	490,128	635,014	13,971	648,985
Total E-Commerce	823,767	320,633	1,144,400	901,660	351,473	1,253,133
Total amount of consumer loans written and renewed	$1,144,846	$367,076	$1,511,922	$1,244,973	$415,231	$1,660,204
Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	659,497	64,970	724,467	709,859	105,752	815,611
Installment loans	3,327	8,221	11,548	3,194	1,562	4,756
Total Retail Services	662,824	73,191	736,015	713,053	107,314	820,367
E-Commerce
Domestic
Short-term loans	433,505	461,249	894,754	485,865	463,178	949,043
Line of credit accounts	370,061	—	370,061	251,201	—	251,201
Installment loans	67,779	—	67,779	53,414	—	53,414
Total Domestic	871,345	461,249	1,332,594	790,480	463,178	1,253,658
Foreign
Short-term loans	402,432	—	402,432	921,197	18,235	939,432
Line of credit accounts	499,408	—	499,408	30,748	—	30,748
Installment loans	104,301	—	104,301	89,754	—	89,754
Total Foreign	1,006,141	—	1,006,141	1,041,699	18,235	1,059,934
Total E-Commerce	1,877,486	461,249	2,338,735	1,832,179	481,413	2,313,592
Total number of consumer loans written and renewed	2,540,310	534,440	3,074,750	2,545,232	588,727	3,133,959

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average amount per consumer loan by product for the current six-month period compared to the prior year six-month period:

	Six Months Ended June 30,
	2014	2013
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$486	$484
Installment loans	1,347	2,625
E-Commerce
Domestic
Short-term loans	$520	$507
Line of credit accounts(b)	244	265
Installment loans	1,451	1,049
Foreign
Short-term loans	$523	$564
Line of credit accounts(b)	303	439
Installment loans	1,232	1,173
Consolidated
Short-term loans	$508	$520
Line of credit accounts(b)	278	284
Installment loans	1,320	1,175
(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.
(b) Represents the average amount of each incremental draw on line of credit accounts.

Consumer Loans Written to New and Returning Customers in the E-commerce Segment

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to returning customers for the current and prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$120,852	$18,587	$139,439	$117,077	$22,288	$139,365
% of total	10.6%	1.6%	12.2%	9.3%	1.8%	11.1%
Returning customers	702,915	302,046	1,004,961	784,583	329,185	1,113,768
% of total	61.4%	26.4%	87.8%	62.6%	26.3%	88.9%
Total amount of consumer loans written and renewed	$823,767	$320,633	$1,144,400	$901,660	$351,473	$1,253,133
Number of consumer loans written and renewed to (in ones):
New customers	188,292	33,714	222,006	237,326	39,859	277,185
% of total	8.1%	1.4%	9.5%	10.3%	1.7%	12.0%
Returning customers	1,689,194	427,535	2,116,729	1,594,853	441,554	2,036,407
% of total	72.2%	18.3%	90.5%	68.9%	19.1%	88.0%
Total number of consumer loans written and renewed	1,877,486	461,249	2,338,735	1,832,179	481,413	2,313,592

(a) The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b) Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The consumer loan loss provision in the current six-month period was $148.2 million, which was composed of $148.1 million related to Company-owned consumer loans and $0.1 million related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year six-month period was $152.1 million, which was composed of $152.5 million related to Company-owned consumer loans, offset by $0.4 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $163.8 million and $158.4 million in the current six-month period and prior year six-month period, respectively.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Six Months Ended June 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$121,636	$51,749	$27,558	$200,943	$106,326	$48,444	$24,492	$179,262
Occupancy	61,920	5,957	1,537	69,414	54,501	5,397	1,671	61,569
Marketing	4,148	59,306	124	63,578	6,549	58,068	78	64,695
Other	20,273	23,419	8,934	52,626	19,414	18,780	10,046	48,240
Total operations and administration	207,977	140,431	38,153	386,561	186,790	130,689	36,287	353,766
Depreciation and amortization	21,250	8,434	9,074	38,758	18,530	9,028	7,973	35,531
Total expenses	$229,227	$148,865	$47,227	$425,319	$205,320	$139,717	$44,260	$389,297
Year-over-year change - $
Operations and administration	$21,187	$9,742	$1,866	$32,795	$(8,689)	$26,599	$1,511	$19,421
Depreciation and amortization	2,720	(594)	1,101	3,227	1,635	3,126	962	5,723
Total expenses	$23,907	$9,148	$2,967	$36,022	$(7,054)	$29,725	$2,473	$25,144
Year-over-year change - %	11.6%	6.5%	6.7%	9.3%	(3.3)%	27.0%	5.9%	6.9%

Consolidated total expenses increased $36.0 million, or 9.3%, to $425.3 million in the current six-month period compared to $389.3 million in the prior year six-month period. Total expenses for the retail services segment increased $23.9 million, or 11.6%, to $229.2 million during the current six-month period compared to $205.3 million in the prior year six-month period. Total expenses for the e-commerce segment increased $9.1 million, or 6.5%, to $148.9 million in the current six-month period.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment increased $21.2 million, or 11.3%, to $208.0 million during the current six-month period compared to the prior year six-month period. Personnel expenses for the retail services segment increased $15.3 million, or 14.4%, primarily due to acquisitions and de novo store growth that occurred since the prior year six-month period and normal merit increases. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $7.4 million, or 13.6%, primarily due to normal rent increases, acquisitions and de novo store growth. Offsetting these increases was a $2.4 million decrease in marketing costs, which was primarily due to a reduction in certain advertising activities in the current six-month period as compared to the prior year six-month period.

E-commerce

Operations and administration expenses for the e-commerce segment increased $9.7 million, or 7.5%, to $140.4 million during the current six-month period compared to the prior year six-month period.

Marketing expenses increased $1.2 million, or 2.1%, resulting primarily from offsetting fluctuations in domestic and foreign marketing expenses. Domestic marketing expenses increased by approximately $5.3 million in the current six-month period as compared to the prior year six-month period, which was primarily due to higher direct mail and pay-per-click internet advertising costs in domestic markets. This increase was primarily offset by a decrease of $4.1 million in foreign marketing expenses, primarily associated with lower pay-per-click internet expenses and lower lead generation expenses.

Personnel expenses increased $3.3 million, to $51.7 million, in the current six-month period compared to the prior year six-month period, primarily due to performance-based incentives, increased headcount and normal merit increases.

Other operations and administration expenses increased by $4.6 million, or 24.7%, primarily related to higher accounting and legal professional services incurred in the current six-month period in conjunction with the Company’s recent decision to review strategic alternatives for the e-commerce segment and an increase in regulatory related expenses related to its foreign business. See “Recent Developments—Review of Strategic Separation Alternatives for the E-commerce Business” and “Recent Developments—Developments in the Company’s Business in the United Kingdom.”

Corporate
Corporate administration expenses increased $1.9 million, or 5.1%, to $38.2 million in the current six-month period, primarily due to higher personnel expenses, primarily attributable to incentive and compensation increases in the current six-month period compared to the prior year six-month period.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $3.2 million, or 9.1%, primarily due to an increase in these expenses in the retail services segment due to the addition of 85 retail services locations and the amortization of certain intangible assets related to acquisitions completed in 2013.

Interest Expense

Interest expense increased $6.6 million, or 40.1%, to $22.9 million in the current six-month period as compared to $16.3 million in the prior year six-month period, primarily due to higher average levels of debt outstanding and higher blended cost of debt outstanding than the prior year six-month period. During the current six-month period, the average amount of debt outstanding increased $170.3 million, to $701.8 million from $531.5 million during the prior year six-month period, primarily due to the issuance of the Enova 2021 Senior Notes. The issuance of this higher-rate debt by Enova and the corresponding payoff by the Company of lower-rate debt was the primary factor in the Company’s higher effective blended borrowing cost, which increased to 5.8% in the current six-month period compared to 5.3% in the prior year six-month period. See “Liquidity and Capital Resources—Cash Flows from Financing Activities—$500.0 million 9.75% Senior Unsecured Notes” for further discussion.

Loss on Extinguishment of Debt

The Company incurred a loss on extinguishment of debt of $16.6 million in the current six-month period. The increase was primarily due to a $14.3 million make-whole expense and $0.6 million of expense for the write-off of deferred loan costs associated with the prepayment of $106.2 million of principal amount of the Company’s outstanding private placement notes during the current six-month period. The Company made these prepayments of debt after receiving proceeds from Enova in connection with the issuance of the Enova 2021 Senior Notes. In the first quarter of 2014, the Company incurred a $1.5 million loss on extinguishment of debt related to the repurchases of $58.6 million of principal amount of convertible notes.

Income Taxes

The Company’s effective tax rate was 37.0% for both the current six-month period and the prior year six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2014		2013
Cash flows provided by operating activities	$281,234		$284,851
Cash flows used in investing activities
Pawn activities	$142		$15,777
Consumer loan activities	(132,691)		(152,419)
Acquisitions	(1,204)		(923)
Property and equipment additions	(29,459)		(22,392)
Proceeds from sale of marketable securities	—		6,616
Other investing	86		297
Total cash flows used in investing activities	$(163,126)		$(153,044)
Cash flows used in financing activities	$3,223		$(64,418)
Working capital	$984,138		$790,787
Current ratio	8.1	x	6.2	x
Merchandise turnover	2.3	x	2.7	x
Debt to Adjusted EBITDA ratio(a)	2.4	x	1.8	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Management expects the Company’s U.K. consumer loan business to be affected by the changes it has made and is making to its U.K. business practices in response to the requirements of the FCA.  See “Recent Developments -Developments in the Company’s Business in the United Kingdom.”

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $3.7 million, or 1.3%, from $284.9 million in the prior year six-month period to $281.2 million in current six-month period. Changes in accounts payable and accrued expenses decreased cash provided by $12.5 million, mainly due to an $18.6 million payment made in the current six-month period related to the accrued 2013 Litigation Settlement and other decreases in accrued expenses of $9.1 million. These decreases were partially offset by an $8.0 million increase in accrued incentive compensation as a result of improved performance during the current six-month period and $7.2 million of payments made related to the Ohio Reimbursements in the prior year six-month period. Cash used for prepaid and other assets increased approximately $8.6 million during the current six-month period, mainly due to deposits with third-party vendors in the Company’s e-commerce segment and increased prepaid hardware and software maintenance. In addition, current and deferred income taxes payable increased $10.6 million, mainly due to a $10.1 million reduction of the Company's 2014 Federal estimated tax payments resulting from the application of a 2013 tax overpayment against the 2014 estimated tax liability. Finally, cash provided by operating activities increased by $7.9 million, mainly due to the reclassification during the current six-month period of cash from “Restricted cash” to “Cash and cash equivalents” on the Company’s consolidated balance sheet in connection with the release of restrictions on certain funds associated with the Company's Consent Order issued by the CFPB.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities increased $10.1 million, or 6.6%, from $153.0 million in the prior year six-month period to $163.1 million in the current six-month period. Net cash used for pawn lending activities was $15.6 million higher in the current six-month period as compared to the prior year six-month period, primarily due to the year-over-year growth in pawn loans written. Other factors contributing to the increase were a $7.1 million increase in purchases of software, property and equipment in the current six-month period as compared to the prior year six-month period, and a non-recurring $6.6 million decrease of cash received from the Company's sale of marketable securities in the prior year six-month period. Offsetting these increases was a $19.7 million decrease in cash used for consumer loan activities, mainly due to increased payments from customers and collections on consumer loans.

Management anticipates that expenditures for software, property and equipment related to its operations for the remainder of 2014 will be between $15 million and $25 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades, technology infrastructure and for the establishment of approximately two to five new retail services locations.

Cash Flows from Financing Activities

Net cash flow from financing activities was a source of cash of $3.2 million in the current six-month period and a use of cash of $64.4 million in the prior year six-month period. The change in cash flows from financing activities was primarily due to financing activities related to the issuance of debt and payments on debt and lines of credit as described below and the $41.6 million decrease in the repurchases of shares of Company common stock through open market transactions during the current six-month period from the prior year six-month period. See “Share Repurchases” below for additional information related to share repurchase activity.

2014 Financing Activities

$500.0 million 9.75% Senior Unsecured Notes

On May 30, 2014, Enova issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Enova 2021 Senior Notes”). The Enova 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Enova 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity generating proceeds of $493.9 million before debt issuance costs of $14.7 million. The Enova 2021 Senior Notes will mature on June 1, 2021. The Enova 2021 Senior Notes are unsecured debt obligations of Enova, and are unconditionally guaranteed by all of the Enova’s domestic subsidiaries. Neither the Company nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the Enova 2021 Senior Notes. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova 2021 Senior Notes Indenture.

Enova Line of Credit

On May 14, 2014, Enova and certain of its domestic subsidiaries, as guarantors, entered into a credit agreement among Enova, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Enova Credit Agreement”). The Enova Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $75.0 million, including a multi-currency sub-facility that gives Enova the ability to borrow up to $25.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Enova Credit Agreement (the “Enova Credit Facility”). The Enova Credit Facility will mature on June 30, 2017. However, if any of Enova's guarantees of the Company’s indebtedness are not released on or before

March 31, 2015, the Enova Credit Agreement provides that the Enova Credit Facility will instead mature on March 31, 2015. Enova did not draw on the Enova Credit Facility during the six months ended June 30, 2014 and there was balance outstanding. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova Credit Agreement.

Debt Prepayments and Paydown of Domestic and Multi-Currency Line of Credit

In connection with the proceeds received from Enova’s repayment of intercompany indebtedness to the Company following the issuance of the Enova 2021 Senior Notes, the Company repaid the entire amount outstanding on its domestic and multi-currency line of credit (the “Domestic and Multi-currency Line of Credit”). The Domestic and Multi-currency Line of Credit was amended in May 2014, and that amendment contains restrictions on the Company and its subsidiaries with regard to making any additional investments, loans or cash distributions to Enova

The Company prepaid all of its outstanding private placement notes during the six months ended June 30, 2014, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. In addition, the Company also prepaid all of its variable rate senior unsecured notes during the six months ended June 30, 2014, which included an aggregate principal repayment of $31.3 million.

2029 Convertible Notes

During the six-months ended June 30, 2014, the Company repurchased $58.6 million principal amount of its $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”) in privately-negotiated transactions for aggregate cash consideration of $89.5 million. In addition, pursuant to the terms of the 2029 Convertible Notes, all remaining holders of outstanding notes elected to convert their notes on May 15, 2014. The Company elected to pay cash for the $44.4 million of principal amount of all converted notes outstanding at that date, and the Company re-issued 747,085 shares of common stock held in treasury for the amount in excess of principal owed to noteholders as a result of the net-share settlement provision in the Indenture that governs the 2029 Convertible Notes.

2013 Financing Activities

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
Letters of Credit and Other Debt Information

As of June 30, 2014, the Company had standby letters of credit of $12.6 million issued under the Company's $20.0 million letter of credit facility associated with the Credit Agreement. As of June 30, 2014, there were no letters of credit issued under the $20.0 million letter of credit facility associated with the Enova Credit Facility.

The debt agreements of the Company and Enova require both companies to maintain certain financial ratios. As of June 30, 2014, the Company and Enova were in compliance with all covenants and other requirements set forth in each of their debt agreements. As of June 30, 2014, the Company’s available borrowings under its Domestic and Multi-currency Line of Credit and Enova Credit Facility were $280.0 million and $75.0 million, respectively. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, the Enova Credit Facility, anticipated cash generated from operations and current working capital of $984.1 million is sufficient to meet the Company’s anticipated capital requirements for its business.

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

Share Repurchases

During the current six-month period, the Company did not purchase any shares in open market transactions. However, the Company repurchased a portion of the outstanding 2029 Convertible Notes, which reduced the number of diluted weighted average shares outstanding for the current six-month period.

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and canceled the Company’s previous share repurchase authorization from January 2011. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market conditions, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives. At June 30, 2014, there were 1,533,300 shares remaining under the 2013 authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Loans secured by customer’s vehicle, which are included in the Company’s installment loan portfolio, typically have an average term of less than 24 months, with available terms of up to 42 months.

As of June 30, 2014 and 2013, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $47.5 million and $50.9 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.2 million and $3.0 million as of June 30, 2014 and 2013, respectively, was included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below and on Exhibit 99.1 to the Current Report on Form 8-K dated and filed on May 14, 2014 and incorporated herein by reference, there have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.
In the United Kingdom, the Company is subject to regulation by the Financial Conduct Authority (the “FCA”), the Financial Services and Markets Act 2000 (the “FSMA”), the European Union Consumer Credit Directive, the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under it, among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act 2012 (the “FSA Act 2012”), which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom, including the consumer lending industry in which the Company operates. The FSA Act 2012 mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the Office of Fair Trading (the “OFT”) and it also made changes to the relevant legislation including the CCA and the FSMA. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT continued to regulate consumer credit, including the short-term loan market.

The FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the OFT’s previous Irresponsible Lending Guidance (the “Guidance”). The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime and impose more stringent requirements relating to what a lender may and may not do. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook (the “CONC”), contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that the Company offers, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, the Company has made, and is in the process of making significant adjustments to many of its business practices in the United Kingdom, as discussed below under “The Company’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause the Company to make significant changes to its U.K. business that will negatively impact the Company’s U.K. operations and results, and this impact will likely be significant.”
In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment to the FSMA that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans. On July 15, 2014, the FCA issued a consultation paper proposing a cap on the total cost of credit and requesting comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA has requested comments on the proposal and is expected to issue a final rule in November 2014. The final rule on a cost of credit cap will likely become effective by January 2, 2015, as required by the 2013 amendment to the FSMA. As a result, the Company will need to change the products that it offers, including increasing the minimum monthly payment under its line of credit products in the United Kingdom. The Company is still assessing the full impact of the potential cost of credit cap changes as they are currently proposed and what affect such changes may have on its business, prospects, results of operations, financial condition and cash flows; however, after the Company has made all of the other changes to its U.K. business discussed below under “The Company’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause the Company to make significant changes to its U.K. business that will negatively impact the Company’s U.K. operations and results, and this impact will likely be significant” the Company does not currently expect the impact of the modifications made to address a final cost of credit rule that tracks the proposed parameters to be significant. The Company can make no assurance that the final rule that is adopted by the FCA will have similar parameters as the proposed rules, and if the final rules are more restrictive, the Company could have to make additional modifications to the products it offers in the United Kingdom or cease offering such products. Any changes the Company makes to its U.K. operations as a result of the final rule could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

The FCA has stated that actions taken by it with respect to the payday industry will likely force a quarter or more of the firms out of the industry. During the six month periods ended June 30, 2014 and June 30, 2013 and the twelve-month period ended December 31, 2013, the Company’s U.K. operations represented 21.7%, 19.5% and 19.9%, respectively, of the Company’s consolidated net revenue. The results for the six-month period ended June 30, 2014 do not include the full impact of the changes described above, and the results for the six-month period ended June 30, 2013 and the twelve-month period ended December 31, 2013 do not include any impact of these changes. The results for each of these periods are not indicative of the Company’s future results of operations and cash flows from its operations in the United Kingdom.
These legislative or regulatory activities and changes that the Company has implemented or is required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on the Company’s U.K. business, as further described below under “The Company’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause significant changes to the Company's U.K. business that will negatively impact the Company’s U.K. operations and results, and this impact will likely be significant,” and “Due to restructuring of the consumer credit regulatory framework in the United Kingdom, the Company is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom., and there is no guarantee that the Company will receive full authorization to continue offering consumer loans in the United Kingdom.”
Due to restructuring of the consumer credit regulatory framework in the United Kingdom, the Company is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that the Company will receive full authorization to continue offering consumer loans in the United Kingdom.
The Company has obtained interim permission from the FCA to provide consumer credit and perform related activities. The Company is required to apply for and obtain full authorization from the FCA to continue to provide consumer credit. In order to obtain full authorization, and as a threshold condition to maintaining its interim permission to provide consumer credit in the United Kingdom, the Company is required to demonstrate that it satisfies, and continues to satisfy, certain minimum standards set out in the FSMA, including certain specified “threshold conditions,” and this may result in additional costs to the Company that could be significant. As a “threshold condition” to maintaining its interim permission and to obtaining and retaining full authorization, the FCA must be satisfied that the Company can be “effectively supervised” by the FCA, as this term is defined in the FSMA. The FCA has informed the Company that it has concerns that the Company cannot presently be “effectively supervised” given its structure with all of its operations conducted outside of the United Kingdom. The Company has historically performed substantially all of its U.K. business operations from the United States, as business functions have been performed remotely from the Company's U.S. facilities. In order to alleviate the FCA's concerns in relation to the Company’s ability to presently demonstrate to the FCA that it is capable of being effectively supervised, the Company is in the process of establishing an office in the United Kingdom. Furthermore, the FCA must approve certain individuals conducting “controlled functions” with respect to the operation and management of the Company’s U.K. business. All of these changes will result in additional costs to the Company. The Company is in frequent communication with the FCA regarding its activities to address the FCA’s concerns about the threshold conditions. The FCA has the power to revoke the Company’s interim permission to conduct a consumer credit business if it determines the Company does not meet the threshold conditions. Additionally, the FCA could elect to impose additional conditions that could delay the authorization process, further increase the Company’s compliance costs or require further changes to the conduct of the Company's U.K. business that could have a material adverse effect on the Company’s U.K. operations.
The Company will begin the official application process for full authorization in late 2014 or early 2015. The FCA is expected to complete the process of reviewing applications of previous OFT license holders, such as the Company, for full authorization by April 1, 2016, and there is no guarantee that the Company will receive full authorization. If the Company does not receive full authorization, it will have to cease its U.K. consumer loan business.
The Company’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about the Company’s compliance with applicable U.K. regulations, which has caused and will continue to cause the Company to make significant changes to its U.K. business that will negatively impact the Company’s operations and results, and this impact will likely be significant.
In February 2012, the OFT launched a review of the payday lending sector to assess the sector’s compliance with the CCA, the Guidance, and other relevant guidance and legal obligations. As part of this review, the OFT conducted examinations of a number of payday lenders in the United Kingdom, including the Company, to assess individual company compliance with these laws and guidance. In May 2013, the OFT sent the Company a letter of findings related to its examination of the Company’s U.K. short term consumer loan (or payday) business, which indicated that the Company may not have been complying fully with all aspects of the Guidance, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, debt forbearance and debt collection, and regulatory and other compliance issues. As requested by the OFT, in July 2013, the Company provided the OFT with an independent audit report setting out the steps taken to address each concern the OFT had identified in its letter. Through March 2014, the Company continued to receive additional requests for data and documentation from the OFT, and the Company complied with those requests.
The FCA has now assumed the supervision and regulation of the Company, and the Company continues to receive additional requests for data and documentation from the FCA about its consumer loan products and has been complying with those requests. The FCA informed the Company that it has serious concerns regarding its compliance with the FCA’s rules and principles, including those with respect to its affordability assessment process in determining whether the loans the Company makes are affordable for its customers and its debt forbearance practices (or its practices regarding customers who have indicated they are experiencing financial difficulty). The FCA also noted concerns regarding certain of the Company’s advertising practices. The Company has been, and continues to be, in frequent communication with the FCA regarding the concerns raised by the FCA and the Company’s efforts to address such concerns through, among other things, significant modifications to its business practices. The FCA is closely monitoring the Company’s efforts to comply with its requirements, including the Company’s changes to its business practices made in an effort to comply with the FCA’s concerns. For example, the Company is in the process of establishing an office in the United Kingdom to help alleviate the FCA’s concerns about effective supervision, and the Company will be required to obtain FCA approval of certain individuals performing “controlled functions,” as defined by applicable regulation, as discussed above under “Due to restructuring of the consumer credit regulatory framework in the United Kingdom, the Company is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that the Company will receive full authorization to continue offering consumer loans in the United Kingdom.”
In addition, the Company has made and is in the process of making significant adjustments to many of its business practices, including modifying its affordability assessments and underwriting standards, reducing certain maximum loan amounts, changing its collections processes (including its practices relating to continuous payment authority) and debt forbearance practices and altering certain advertising practices, all of which the Company believes will result in a significant year-over-year decrease in its U.K. loan volume, U.K. loan balances and U.K. revenue for the remainder of 2014 and potentially into 2015 as a result of adapting its U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards will result in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and existing customers. Additionally, the changes the Company is making to its collections and debt forbearance practices in the United Kingdom could result in lower collection rates, and the Company will experience an increase in compliance- and administrative-related costs for its U.K. operations. In addition, the FCA could require the Company to make additional changes to its business that could further negatively affect future results for the Company’s U.K. operations. The Company is still assessing the potential impact of the changes it is making to its U.K. operations and what affect such changes may have on its business, but the impact of these changes is likely to be significant for the balance of 2014 and potentially into 2015 and could result in a material adverse effect on the Company’s U.K. business and its prospects, results of operation, financial condition and cash flows.
The Company is subject to examination and review by the FCA. If such examination or review identifies activities that are deemed by the FCA to have caused consumer detriment or are not in compliance with the FCA’s requirements, the FCA could require the Company to take remedial action, which could result in additional changes to the Company’s business practices, the payment of consumer redress, fines or penalties, the denial of the Company’s permanent authorization application, the withdrawal of the Company’s interim authorization or permanent authorization if granted, or other remedial actions.

There can be no assurance that the Company will successfully implement the changes it is making to its U.K. business described above or any additional changes the Company may be required to make to its U.K business to address concerns raised by the FCA. Any inability to make changes to the satisfaction of the FCA could also have an adverse effect on the Company’s existing interim authorization from the FCA to continue to provide consumer credit and on the Company's ability to obtain full authorization from the FCA, and the Company may not be able to successfully resolve the concerns expressed by the FCA. Any such changes or the Company’s failure to successfully make any such changes or resolve the concerns of the FCA could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.

Competition regulators in the United Kingdom are currently reviewing the Company’s industry and could order remedial action, which could materially adversely affect the Company’s business or even impair the Company's ability to continue its current operations in the United Kingdom.

In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority (the “CMA”), for a market investigation. The CMA has been gathering data from industry participants, including the Company, in connection with its review of the United Kingdom payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. On June 11, 2014, the CMA released a provisional findings report, which indicated that it believes that many payday lenders fail to compete on price. The CMA also indicated that it will look at potential ways to increase price competition, which could include the establishment of an independent price comparison website, requiring more clear upfront disclosure of borrowing costs if a loan is not paid back in full and on time, requiring periodic account statements to be provided to borrowers and requiring greater transparency about the role played by lead generators. The CMA also indicated it is expanding its review of the payday lending industry to include lead generators.

The CMA has announced that it expects to hold hearings on its provisional findings this summer and to announce its provisional decision on remedies in the fall of 2014. The CMA is required to complete its report by June 26, 2015, although it has stated publicly that it expects to publish its final report in December 2014 or January 2015. If the investigation’s final conclusions indicate that remedial action is necessary for the payday loan industry, the CMA will decide whether to order such remedial action itself or whether it should recommend certain actions or remedies be taken by the FCA, or other government bodies or organizations. If such action is taken, it may include any of the remedies outlined above or other remedies and any of these remedies could have a material adverse effect on the Company’s business, prospects, results of operations, financial conditions and cash flows and could impair its ability to continue current operations in the United Kingdom.

There are risks associated with the potential separation of Enova International, Inc.
On April 10, 2014, the Company announced that its Board of Directors authorized management to review potential strategic alternatives, including a tax-free spin-off, for the separation of its online lending business that comprises its E-commerce Division, Enova International, Inc. (“Enova”). After evaluating separation alternatives for Enova, management has recommended that the Company’s Board of Directors pursue a tax-free spin-off, and the Company’s Board of Directors has authorized the filing of a Registration Statement on Form 10 with the Securities and Exchange Commission by Enova in connection with the proposed spin-off. If a spin-off occurs, the Company will be separated into two publicly traded companies: Enova International, Inc., which would own and operate the Company’s online lending business that comprises its E-Commerce Division (or the e-commerce segment), and Cash America International, Inc., which would own and operate the Company’s storefront lending businesses that comprise its Retail Services Division (or the retail services segment).

The Company’s Board of Directors has not yet approved the separation, but if it is approved, a transaction could be completed in late 2014 or early 2015, subject to market, regulatory and other conditions, including, if the separation takes the form of a tax-free spin-off, the receipt of a private letter ruling from the Internal Revenue Service, an opinion from the Company’s tax counsel and a solvency opinion from an independent financial advisor.

The Company currently expects that any spin-off would be in the form of a tax-free distribution of 80 percent of the Enova common stock to the Company’s shareholders.

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
The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first six months of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	720	$37.20	—	1,533,300
February 1 to February 28	34,735	$37.23	—	1,533,300
March 1 to March 31	—	$0.00	—	1,533,300
April 1 to April 30	—	$0.00	—	1,533,300
May 1 to May 31	24	$45.22	—	1,533,300
June 1 to June 30	—	$0.00	—	1,533,300
Total	35,479	$37.23	—

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 720 and 34,708 shares for the months of January and February, respectively; and the reinvestment of dividends in the Company’s nonqualified savings plan for its directors, which resulted in the purchase of 27 and 24 shares for the months of February and May.

(b)
On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization canceled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc. as guarantors, and U.S. Bank National Association, as trustee	8-K	001-09733	4.1	5/30/2014

10.1
Credit Agreement dated as of May 14, 2014 among Enova International, Inc., certain domestic subsidiaries of Enova International, Inc. as guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender
						X

10.2	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc. as guarantors, and Jefferies LLC	8-K	001-09733	10.1	5/30/2014

10.3	Omnibus Waiver, Consent and Amendment Agreement dated as of May 9, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, and the noteholders named therein	8-K	001-09733	10.1	5/15/2014

10.4
Fifth Amendment to Credit Agreement Dated as of June 13, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, Wells Fargo Bank, National Association and certain lenders named therein
						X

10.5	Fourth Amendment to Credit Agreement dated as of May 12, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.2	5/15/2014

10.6	Cash America International, Inc. 2014 Long-Term Incentive Plan	DEF 14A	001-09733	Appendix A	4/11/2014

10.7	Form of 2014 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. 2014 Long-Term Incentive Plan	8-K	001-09733	10.1	5/29/2014

10.8	2014 Long-Term Incentive Plan Award Agreement for One-Time Grant of Restricted Stock Units to Chief Information Officer					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Subsection of the “Risk Factors” section of the Preliminary Offering Memorandum of Enova International, Inc.	8-K	001-09733	99.1	5/14/2014

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014, June 30, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Equity as of June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2014	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc. as guarantors, and U.S. Bank National Association, as trustee	8-K	001-09733	4.1	5/30/2014

10.1
Credit Agreement dated as of May 14, 2014 among Enova International, Inc., certain domestic subsidiaries of Enova International, Inc. as guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender
						X

10.2	Registration Rights Agreement, dated May 30, 2014, between Enova International, Inc., the U.S. subsidiaries of Enova International, Inc. as guarantors, and Jefferies LLC	8-K	001-09733	10.1	5/30/2014

10.3	Omnibus Waiver, Consent and Amendment Agreement dated as of May 9, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, and the noteholders named therein	8-K	001-09733	10.1	5/15/2014

10.4
Fifth Amendment to Credit Agreement Dated as of June 13, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, Wells Fargo Bank, National Association and certain lenders named therein
						X

10.5	Fourth Amendment to Credit Agreement dated as of May 12, 2014 among Cash America International, Inc., the domestic subsidiaries of Cash America International, Inc., as guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.2	5/15/2014

10.6	Cash America International, Inc. 2014 Long-Term Incentive Plan	DEF 14A	001-09733	Appendix A	4/11/2014

10.7	Form of 2014 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. 2014 Long-Term Incentive Plan	8-K	001-09733	10.1	5/29/2014

10.8	2014 Long-Term Incentive Plan Award Agreement for One-Time Grant of Restricted Stock Units to Chief Information Officer	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document	X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document	X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document	X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document	X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document	X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014, June 30, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Equity as of June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.