Form 10-Q
period 2014-09-30
CASH AMERICA INTERNATIONAL INC
filed 2014-10-29
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
28,887,396 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 20, 2014.

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

•	changes in the Company’s U.K. business practices as a result of adapting the Company’s business in response to the requirements of the Financial Conduct Authority;

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the Company’s ability to process or collect consumer loans through the Automated Clearing House system;

•	risks related to the potential separation of the Company’s online lending business that comprises its E-Commerce Division, Enova International, Inc.;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	public perception of the Company’s business, including the Company’s consumer loan business and the Company’s business practices;

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	September 30,		December 31,
	2014	2013	2013
Assets
Current assets:
Cash and cash equivalents	$123,532	$80,359	$67,228
Restricted cash	60	—	8,000
Pawn loans	264,612	253,678	261,148
Consumer loans, net	348,225	328,281	358,841
Merchandise held for disposition, net	215,263	193,115	208,899
Pawn loan fees and service charges receivable	54,501	50,090	53,438
Income taxes receivable	—	10,931	9,535
Prepaid expenses and other assets	33,871	28,840	33,655
Deferred tax assets	36,076	46,429	38,800
Total current assets	1,076,140	991,723	1,039,544
Property and equipment, net	245,382	257,787	261,223
Goodwill	699,061	670,037	705,579
Intangible assets, net	47,490	46,860	52,256
Other assets	32,272	21,185	21,129
Total assets	$2,100,345	$1,987,592	$2,079,731
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$141,351	$133,736	$140,068
Customer deposits	19,271	15,123	14,803
Income taxes currently payable	1,399	—	—
Current portion of long-term debt	—	22,606	22,606
Total current liabilities	162,021	171,465	177,477
Deferred tax liabilities	110,624	96,286	101,417
Other liabilities	1,124	1,287	1,031
Long-term debt	700,043	660,243	717,383
Total liabilities	$973,812	$929,281	$997,308
Commitments and Contingencies (Note 11)
Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	87,718	152,872	150,833
Retained earnings	1,091,629	991,682	1,017,981
Accumulated other comprehensive income (loss)	2,073	2,614	4,649
Treasury shares, at cost (1,379,345 shares, 2,164,873 shares and 2,224,902 shares as of September 30, 2014 and 2013, and as of December 31, 2013, respectively)	(57,911)	(91,881)	(94,064)
Total equity	1,126,533	1,058,311	1,082,423
Total liabilities and equity	$2,100,345	$1,987,592	$2,079,731

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Pawn loan fees and service charges	$85,313	$79,298	$246,490	$227,940
Proceeds from disposition of merchandise	155,087	128,660	478,314	438,909
Consumer loan fees	229,435	227,563	688,956	640,199
Other	2,343	2,280	6,608	9,261
Total Revenue	472,178	437,801	1,420,368	1,316,309
Cost of Revenue
Disposed merchandise	114,293	91,101	343,367	301,397
Consumer loan loss provision	81,533	99,693	229,722	251,774
Total Cost of Revenue	195,826	190,794	573,089	553,171
Net Revenue	276,352	247,007	847,279	763,138
Expenses
Operations and administration	205,731	199,705	592,292	553,471
Loss on divestitures	5,176	—	5,176	—
Depreciation and amortization	20,444	18,783	59,202	54,314
Total Expenses	231,351	218,488	656,670	607,785
Income from Operations	45,001	28,519	190,609	155,353
Interest expense	(17,467)	(9,260)	(40,363)	(25,608)
Interest income	10	1	28	69
Foreign currency transaction loss	(159)	(741)	(439)	(1,053)
Loss on early extinguishment of debt	(5,991)	(346)	(22,553)	(346)
Equity in loss of unconsolidated subsidiary	—	—	—	(136)
Income before Income Taxes	21,394	18,173	127,282	128,279
Provision (benefit) for income taxes	11,478	(28,013)	50,658	12,727
Net Income	9,916	46,186	76,624	115,552
Net income attributable to the noncontrolling interest	—	—	—	(308)
Net Income Attributable to Cash America International, Inc.	$9,916	$46,186	$76,624	$115,244
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$0.34	$1.62	$2.66	$4.01
Diluted	$0.34	$1.52	$2.61	$3.73
Weighted average common shares outstanding:
Basic	29,186	28,426	28,808	28,747
Diluted	29,312	30,379	29,371	30,857
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,916	$46,186	$76,624	$115,552
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain(a)	(5,925)	2,976	(2,576)	(371)
Marketable securities(b)	—	—	—	(254)
Total other comprehensive (loss) gain, net of tax	$(5,925)	$2,976	$(2,576)	$(625)
Comprehensive income	$3,991	$49,162	$74,048	$114,927
Net income attributable to the noncontrolling interest	—	—	—	(308)
Foreign currency translation loss, net of tax, attributable to the noncontrolling interest	—	—	—	111
Comprehensive income attributable to the noncontrolling interest	—	—	—	(197)
Comprehensive income attributable to Cash America International, Inc.	$3,991	$49,162	$74,048	$114,730

(a)
Net of tax (provision) benefit of $2,809 and $(1,977) for the three months ended September 30, 2014 and 2013, respectively, and $1,254 and $(238) for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Net of tax benefit of $136 for the nine months ended September 30, 2013.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,871)			127,087	4,871	—		—
Stock-based compensation expense			3,899					3,899		3,899
Income tax benefit from stock-based compensation			595					595		595
Repurchase of convertible debt			(4,573)					(4,573)		(4,573)
Net income attributable to Cash America International, Inc.				115,244				115,244		115,244
Dividends paid				(2,996)				(2,996)		(2,996)
Foreign currency translation loss, net of tax					(260)			(260)	(111)	(371)
Marketable securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(940,248)	(45,448)	(45,448)		(45,448)
Income from noncontrolling interest								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287
Balance as of September 30, 2013	30,235,164	$3,024	$152,872	$991,682	$2,614	(2,164,873)	$(91,881)	$1,058,311	$—	$1,058,311
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423	$—	$1,082,423
Shares issued under stock-based plans			(5,836)			135,046	5,836	—		—
Stock-based compensation expense			4,825					4,825		4,825
Reduction in income tax benefit from stock-based compensation			(110)					(110)		(110)
Repurchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)		(30,267)
Net income attributable to Cash America International, Inc.				76,624				76,624		76,624
Dividends paid				(2,976)				(2,976)		(2,976)
Foreign currency translation loss, net of tax					(2,576)			(2,576)		(2,576)
Purchases of treasury shares						(36,574)	(1,410)	(1,410)		(1,410)
Balance as of September 30, 2014	30,235,164	$3,024	$87,718	$1,091,629	$2,073	(1,379,345)	$(57,911)	$1,126,533	$—	$1,126,533

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$76,624	$115,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	59,202	54,314
Amortization of debt discount and issuance costs	3,845	4,665
Consumer loan loss provision	229,722	251,774
Stock-based compensation	4,825	3,899
Deferred income taxes, net	13,186	(2,963)
Excess income tax benefit from stock-based compensation	—	(595)
Non-cash loss (gain) on early extinguishment of debt	3,090	—
Non-cash loss (gain) on divestitures	5,176	—
Other	5,954	1,267
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	2,841	7,011
Pawn loan fees and service charges receivable	(1,935)	1,025
Finance and service charges on consumer loans	4,241	(3,773)
Restricted cash	7,940	—
Prepaid expenses and other assets	(3,946)	1,920
Accounts payable and accrued expenses	6,668	10,913
Current and noncurrent income taxes	10,504	(16,025)
Other operating assets and liabilities	4,862	2,335
Net cash provided by operating activities	$432,799	$431,319
Cash Flows from Investing Activities
Pawn loans made	(626,524)	(552,280)
Pawn loans repaid	349,896	320,055
Principal recovered through dispositions of forfeited pawn loans	243,818	209,399
Consumer loans made or purchased	(1,486,523)	(1,512,668)
Consumer loans repaid	1,260,713	1,222,379
Acquisitions, net of cash acquired	(1,204)	(104,668)
Purchases of property and equipment	(42,454)	(43,006)
Proceeds from sale of marketable securities	—	6,616
Proceeds from divestitures, net of cash divested	21,534	—
Other investing activities	(307)	1,182
Net cash used in investing activities	$(281,051)	$(452,991)
Cash Flows from Financing Activities
Net payments under bank lines of credit	(184,165)	(180,786)
Issuance of long-term debt	493,810	300,000
Debt issuance costs paid	(16,731)	(9,941)
Payments on/repurchases of notes payable	(380,450)	(21,787)
Excess income tax benefit from stock-based compensation	—	595
Treasury shares purchased	(1,410)	(45,448)
Dividends paid	(2,976)	(2,996)
Purchase of noncontrolling interest	—	(4)
Net cash provided by (used in) financing activities	$(91,922)	$39,633
Effect of exchange rates on cash	$(3,522)	$1,024
Net increase in cash and cash equivalents	56,304	18,985
Cash and cash equivalents at beginning of year	67,228	61,374
Cash and cash equivalents at end of period	$123,532	$80,359
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$265,274	$237,685
Pawn loans renewed	$193,750	$197,781
Consumer loans renewed	$250,789	$487,258
Fair value of common shares issued for conversion of convertible debt	$31,727	$—

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

The financial statements presented as of September 30, 2014 and 2013 and December 31, 2013 and for the three- and nine-month periods ended September 30, 2014 and 2013 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2013 and as of September 30, 2014 and 2013 and as of December 31, 2013 have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income previously reported. See “Revision of Prior Period Financial Statements” for further discussion.

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

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses expected future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the estimated fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date. See Note 2 for a discussion of the goodwill assessment completed in August 2014 as a result of the divestiture of the Company's Mexico-based pawn operations.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accounting Standards to be Adopted in Future Periods

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect adoption of ASU 2014-15 to have a material effect on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its financial position and results of operations.

Revision of Prior Period Financial Statements

“Cash and cash equivalents” and “Accounts payable and accrued expenses” on the consolidated balance sheets as of September 30, 2013 and December 31, 2013 were revised to reclassify certain liabilities as in-transit cash disbursements due to the timing of payments for certain contracts. Management determined that the impact on all previously issued financial statements was immaterial. The correction resulted in the following increases (decreases) to amounts previously reported in the Company’s financial statements (dollars in thousands):

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. Acquisitions and Divestitures

On August 25, 2014, the Company completed the divestiture of its wholly-owned subsidiary, CAMex Holding, LLC (“CAMex”), together with all of its interest in CA Empeños Mexico, S. de R.L. de C.V. (“Empeños”), for cash consideration of approximately $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. Empeños, which was owned jointly by Cash America of Mexico, Inc. and CAMex, operated the Company’s 47 pawn lending locations in Mexico and was included in the retail services segment. The Company recorded a loss of $2.8 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations. The Company included $6.4 million of goodwill in the carrying value of the business in accordance with ASC 350, Intangibles - Goodwill and Other. Following the sale of Empeños, the Company tested the goodwill remaining in the retail services segment, and noted no impairment. In addition, the Company recognized a $2.1 million expense related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations. The Company used the proceeds from the sale for general corporate purposes. Following the sale, the Company had no continuing involvement with these entities. Empeños did not qualify as a discontinued operation in accordance with ASU 2014-08 as it did not have a major effect on the Company’s operations and financial results.

On August 25, 2014, the Company completed the divestiture of its five pawn lending locations in Colorado for cash consideration of approximately $3.0 million, net of cash held at the date of divestiture. These locations were included in the retail services segment. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations. The Company used the proceeds from the sale for general corporate purposes.

3. Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is generally the principal amount loaned on an item or the amount paid for purchased merchandise). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of September 30, 2014 and 2013 and December 31, 2013, the Company had current pawn loans outstanding of $256.4 million, $245.5 million and $251.9 million, respectively, and delinquent pawn loans outstanding of $8.2 million, $8.2 million and $9.2 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4. Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from consumer loans for the three and nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and fees on short-term loans	$83,361	$118,775	$264,483	$385,548
Interest and fees on line of credit accounts	80,909	50,504	228,840	102,021
Interest and fees on installment loans	65,165	58,284	195,633	152,630
Total consumer loan revenue	$229,435	$227,563	$688,956	$640,199

Current and Delinquent Consumer Loans

The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent. The Company does not accrue interest on the delinquent payment portion of the loan but does continue to accrue interest on the remaining portion of the loan. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

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
Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its credit services organization and credit access business programs (“CSO programs”) is initially recorded at fair value and is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of September 30, 2014 and 2013 and December 31, 2013 were as follows (dollars in thousands):

	As of September 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$69,389	$118,329	$180,650	$368,368
Delinquent loans:
Delinquent payment amounts(a)	—	4,335	3,069	7,404
Loans on non-accrual status	24,412	5,611	17,699	47,722
Total delinquent loans	24,412	9,946	20,768	55,126
Total consumer loans, gross	93,801	128,275	201,418	423,494
Less: allowance for losses	(21,065)	(22,673)	(31,531)	(75,269)
Consumer loans, net	$72,736	$105,602	$169,887	$348,225
	As of September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$103,320	$87,554	$155,100	$345,974
Delinquent loans:
Delinquent payment amounts(a)	—	2,242	2,968	5,210
Loans on non-accrual status	41,706	9,810	15,537	67,053
Total delinquent loans	41,706	12,052	18,505	72,263
Total consumer loans, gross	145,026	99,606	173,605	418,237
Less: allowance for losses	(34,829)	(21,934)	(33,193)	(89,956)
Consumer loans, net	$110,197	$77,672	$140,412	$328,281
	As of December 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$101,379	$111,822	$168,221	$381,422
Delinquent loans:
Delinquent payment amounts(a)	—	4,146	3,902	8,048
Loans on non-accrual status	29,857	9,834	17,546	57,237
Total delinquent loans	29,857	13,980	21,448	65,285
Total consumer loans, gross	131,236	125,802	189,669	446,707
Less: allowance for losses	(24,425)	(29,784)	(33,657)	(87,866)
Consumer loans, net	$106,811	$96,018	$156,012	$358,841

(a)
Represents the delinquent portion of installment and line of credit account balances for customers that have only missed one payment. See “Current and Delinquent Consumer Loans” above for additional information.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs during the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$21,679	$21,578	$28,930	$72,187
Consumer loan loss provision	25,709	25,913	30,555	82,177
Charge-offs	(33,387)	(29,842)	(34,843)	(98,072)
Recoveries	7,064	5,024	6,889	18,977
Balance at end of period	$21,065	$22,673	$31,531	$75,269
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,021	$—	$1,155	$3,176
Decrease in liability	(128)	—	(516)	(644)
Balance at end of period	$1,893	$—	$639	$2,532
	Three Months Ended September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$42,068	$10,649	$27,146	$79,863
Consumer loan loss provision	42,032	25,140	32,738	99,910
Charge-offs	(58,862)	(15,414)	(30,762)	(105,038)
Recoveries	9,591	1,559	4,071	15,221
Balance at end of period	$34,829	$21,934	$33,193	$89,956
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,439	$—	$608	$3,047
(Decrease) increase in liability	(226)	—	9	(217)
Balance at end of period	$2,213	$—	$617	$2,830

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2014
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$24,425	$29,784	$33,657	$87,866
Consumer loan loss provision	73,392	71,074	85,804	230,270
Charge-offs	(102,846)	(90,984)	(106,733)	(300,563)
Recoveries	26,094	12,799	18,803	57,696
Balance at end of period	$21,065	$22,673	$31,531	$75,269
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,322	$—	$758	$3,080
Decrease in liability	(429)	—	(119)	(548)
Balance at end of period	$1,893	$—	$639	$2,532
	Nine Months Ended September 30, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	130,624	41,612	80,206	252,442
Charge-offs	(172,504)	(35,490)	(86,237)	(294,231)
Recoveries	30,727	4,705	10,610	46,042
Balance at end of period	$34,829	$21,934	$33,193	$89,956
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,934	$—	$564	$3,498
(Decrease) increase in liability	(721)	—	53	(668)
Balance at end of period	$2,213	$—	$617	$2,830

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans that are secured by a customer’s vehicle and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Unsecured installment loans that are guaranteed generally have terms of up to eight months. Loans secured by a customer’s vehicle, which are included in the Company’s installment loan portfolio, that are guaranteed typically have available terms of up to 60 months. As of September 30, 2014 and 2013 and December 31, 2013, the amount of consumer loans guaranteed by the Company was $47.3 million, $50.1 million and $59.0 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.5 million, $2.8 million and $3.1 million, as of September 30, 2014 and 2013 and December 31, 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of September 30, 2014 and 2013 and December 31, 2013 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of September 30,						As of December 31,
	2014			2013			2013
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$217,663	$(2,400)	$215,263	$187,718	$(840)	$186,878	$204,663	$(840)	$203,823
Foreign	—	—	—	6,345	(108)	6,237	5,185	(109)	5,076
Total	$217,663	$(2,400)	$215,263	$194,063	$(948)	$193,115	$209,848	$(949)	$208,899

6. Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated subsidiaries at cost. The aggregate carrying values of the Company’s investments in unconsolidated subsidiaries were $8.8 million, $7.8 million and $8.3 million as of September 30, 2014 and 2013 and December 31, 2013, respectively, and were held in “Other assets” in the consolidated balance sheets. Carrying values for these investments are adjusted for cash contributions and distributions. The Company evaluates these investments for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the investment below carrying value. Based on the Company’s impairment evaluation of these investments as of September 30, 2014, it determined that no impairment existed.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Long-term Debt

The long-term debt instruments and balances outstanding as of September 30, 2014 and 2013 and December 31, 2013 for each of the Company and its wholly-owned subsidiary, Enova International, Inc. (“Enova”), were as follows (dollars in thousands):

	Balance as of
	September 30,		December 31,
	2014	2013	2013
Domestic and multi-currency line of credit due 2018	$9,552	$120,225	$193,717
6.09% Series A senior unsecured notes due 2016	—	28,000	21,000
7.26% senior unsecured notes due 2017	—	20,000	20,000
Variable rate senior unsecured notes due 2018	—	35,417	33,333
5.75% senior unsecured notes due 2018	196,470	300,000	300,000
6.00% Series A senior unsecured notes due 2019	—	47,000	47,000
6.21% Series B senior unsecured notes due 2021	—	20,455	18,182
6.58% Series B senior unsecured notes due 2022	—	5,000	5,000
5.25% convertible senior notes due 2029	—	106,752	101,757
Subtotal - Company debt	$206,022	$682,849	$739,989
Enova line of credit due 2017	—	—	—
Enova 9.75% senior unsecured notes due 2021	494,021	—	—
Subtotal - Enova debt	$494,021	$—	$—
Total debt	$700,043	$682,849	$739,989
Less current portion	—	(22,606)	(22,606)
Total long-term debt	$700,043	$660,243	$717,383

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

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement entered into in connection with the Domestic and Multi-currency Line of Credit. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.38% as of September 30, 2014) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 2.97%, 2.81% and 3.30% as of September 30, 2014 and 2013, and December 31, 2013, respectively.

On May 30, 2014, Enova completed the issuance and sale of $500.0 million of senior unsecured notes (the “Enova Debt Issuance”) discussed below under “$500.0 million 9.75% Senior Unsecured Notes.” In connection with the proceeds received from Enova’s repayment of intercompany indebtedness to the Company following the Enova Debt Issuance, in May 2014, the Company repaid the entire amount outstanding on the Domestic and Multi-currency Line of Credit. The Company drew on the Domestic and Multi-currency Line of Credit in the three months ended September 30, 2014, and, as of September 30, 2014, the Company had $9.6 million in borrowings outstanding, which consisted of two pricing tranches with maturity dates ranging from three to seven days. As of September 30, 2013, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 31 days, and as of December 31, 2013, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from three to 31 days.

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

In conjunction with the prepayment of the 2018 Variable Rate Notes during the three months ended June 30, 2014, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $12.6 million under its Letter of Credit Facility as of September 30, 2014.

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

In connection with the issuance and registration of the 2018 Senior Notes, the Company incurred debt issuance and registration costs of approximately $8.8 million, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of five years and are included in “Other assets” in the consolidated balance sheets.

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

During the three months ended September 30, 2014, the Company repurchased $103.5 million aggregate principal amount of the 2018 Senior Notes for aggregate cash consideration of $107.2 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $6.0 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2029 Convertible Notes

On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”). The Company notified the holders of its outstanding 2029 Convertible Notes that on May 15, 2014, it would redeem all outstanding 2029 Convertible Notes, and as a result of this notification, all holders of outstanding 2029 Convertible Notes elected conversion on May 15, 2014. Pursuant to the terms of the 2029 Convertible Notes, the Company elected to pay cash for the $44.4 million of principal amount of all converted notes outstanding at that date, plus accrued interest, and to re-issue 747,085 shares of common stock held in treasury for the amount in excess of principal owed to noteholders as a result of the net-share settlement provisions in the Indenture that governs the 2029 Convertible Notes. In accordance with ASC 470, Debt, no gain or loss was recorded in the consolidated statements of income for the conversion. Additionally, the Company’s consolidated shareholders’ equity was not changed as a result of this activity.

During the three months ended March 31, 2014 and prior to the conversion of the 2029 Convertible Notes, the Company repurchased $58.6 million principal amount of the 2029 Convertible Notes in privately-negotiated transactions for aggregate cash consideration of $89.5 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $1.5 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income, and a $30.3 million decrease to additional paid-in capital, which is included in “Repurchases and conversion of convertible debt” in the consolidated statements of equity.

Contractual interest expense recognized for the 2029 Convertible Notes was $1.3 million for the nine months ended September 30, 2014 and was $1.5 million and $4.5 million for the three and nine months ended September 30, 2013. Additionally, interest expense related to non-cash amortization of the discount represented $0.7 million for the nine months ended September 30, 2014 and $0.8 million and $2.5 million for the three and nine months ended September 30, 2013.

Enova Line of Credit

On May 14, 2014, Enova and certain of its domestic subsidiaries, as guarantors, entered into a credit agreement among Enova, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Enova Credit Agreement”). The Enova Credit Agreement provides for an unsecured revolving credit facility of an aggregate principal amount of up to $75.0 million, including a multi-currency sub-facility that gives Enova the ability to borrow up to $25.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Enova Credit Agreement (the “Enova Credit Facility”). The Enova Credit Facility will mature on June 30, 2017. However, if Enova’s guarantees of the Company’s indebtedness are not released on or before March 31, 2015, the Enova Credit Agreement provides that the Enova Credit Facility will instead mature on March 31, 2015. The Enova Credit Agreement is an unsecured debt obligation of Enova and is unconditionally guaranteed by all of Enova’s domestic subsidiaries. Neither the Company nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the Enova Credit Facility.

Interest on the Enova Credit Facility will be charged, at Enova’s option, at either the LIBOR for one week or one-, two-, three- or six-month periods, as selected by Enova, plus a margin varying from 2.50% to 3.75% or at the agent’s base rate plus a margin varying from 1.50% to 2.75%. The margin for the Enova Credit Facility borrowings is dependent on Enova’s cash flow leverage ratios. Enova will also be required to pay a fee on the unused portion of the line of credit ranging from 0.25% to 0.50% based on Enova’s cash flow leverage ratios. Enova had no outstanding borrowings on the Enova Credit Facility as of September 30, 2014. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova Credit Agreement.

The Enova Credit Agreement also includes a sub-limit of up to $20.0 million for standby or commercial letters of credit. In the event that an amount is paid by the issuing bank under a letter of credit, it will be due and payable by Enova on demand. Pursuant to the terms of the Enova Credit Agreement, Enova agrees to pay fees equal

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

to the LIBOR margin per annum on the undrawn amount of each outstanding standby Letter of Credit plus a one-time commercial letter of credit fee of 0.20% of the face amount of each commercial Letter of Credit plus 0.25% per annum on the average daily amount of the total Letter of Credit exposure. Enova had standby letters of credit of $3.0 million under the Enova Credit Agreement as of September 30, 2014.

In connection with the Enova Credit Facility, Enova incurred debt issuance costs of approximately $1.6 million for the nine months ended September 30, 2014, which primarily consisted of underwriting fees and legal expenses. The unamortized balance of these costs as of September 30, 2014 is included in “Other assets” in the consolidated balance sheets. These costs are being amortized to interest expense over a period of 37 months, the term of the Enova Credit Facility.

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

As of September 30, 2014, the carrying amount of the Enova 2021 Senior Notes was $494.0 million, which includes an unamortized discount of $6.0 million. The discount is being amortized to interest expense over a period of seven years, through the maturity date of June 1, 2021. The total interest expense recognized was $16.5 million for the nine months ended September 30, 2014, of which $0.2 million represented the non-cash amortization of the discount. In connection with the issuance of the Enova 2021 Senior Notes, the Company incurred approximately $14.7 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over seven years and are included in “Other assets” in the consolidated balance sheets.

In May 2014, Enova used the $479.0 million it received as net proceeds from the issuance of the Enova 2021 Senior Notes to repay all intercompany indebtedness it owed to the Company and to pay a significant portion of a cash dividend to the Company.

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

Private Placement Notes

On May 9, 2014, the Company and its domestic subsidiaries, as guarantors, entered into an Omnibus Waiver, Consent, and Amendment Agreement (the “Waiver and Amendment”) with respect to its 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and its 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”), which provided for Enova’s release as a guarantor for the Private Placement Notes upon completion of the Enova Debt Issuance. The Waiver and Amendment also required the Company to prepay the entire outstanding balance of Private Placement Notes, including any applicable make-whole premium, with proceeds received from Enova for repayment of intercompany indebtedness and payment of a dividend following the Enova Debt Issuance. The Company completed the prepayment of the Private Placement Notes in June 2014, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. In conjunction with this prepayment, the Company recorded a loss on early extinguishment of debt of approximately $0.6 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Domestic and Multi-currency Line of Credit, the Enova Credit Facility, the 2018 Senior Notes and the Enova 2021 Senior Notes require the Company and Enova to maintain certain financial ratios. As of September 30, 2014, the Company and Enova, as applicable, were in compliance with all covenants or other requirements set forth in the debt agreements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. Reclassification out of Accumulated Other Comprehensive Income

The reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$7,998	$—	$7,998	$4,649	$—	$4,649
Other comprehensive income before reclassifications	(5,973)	—	(5,973)	(2,624)	—	(2,624)
Amounts reclassified from AOCI (a)	48	—	48	48	—	48
Net change in AOCI	(5,925)	—	(5,925)	(2,576)	—	(2,576)
Balance at the end of period	$2,073	$—	$2,073	$2,073	$—	$2,073

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$(362)	$—	$(362)	$2,874	$254	$3,128
Other comprehensive income before reclassifications	2,976	—	2,976	(260)	373	113
Amounts reclassified from AOCI (b)	—	—	—	—	(627)	(627)
Net change in AOCI	2,976	—	2,976	(260)	(254)	(514)
Balance at the end of period	$2,614	$—	$2,614	$2,614	$—	$2,614

(a)
Includes a $74 reclassification of foreign currency loss into “Loss on divestiture” in connection with the divestiture of Mexico-based pawn operations for the three and nine months ended September 30, 2014. The tax impact of this reclassification was $26.

(b) Includes a $964 impact of AOCI reclassifications into “Other revenue” for net gain on available-for-sale securities for the nine months ended September 30, 2013. The tax impact of this reclassification was $337.

9. Net Income Per Share

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and nine months ended September 30, 2014 and 2013 (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Cash America International, Inc.	$9,916	$46,186	$76,624	$115,244
Denominator:
Total weighted average basic shares(a)	29,186	28,426	28,808	28,747
Shares applicable to stock-based compensation(b)	126	102	99	92
Convertible debt(c)	—	1,851	464	2,018
Total weighted average diluted shares(d)	29,312	30,379	29,371	30,857
Net income – basic	$0.34	$1.62	$2.66	$4.01
Net income – diluted	$0.34	$1.52	$2.61	$3.73

(a)
Includes (i) vested and deferred restricted stock units of 299 and 301, as well as 32 and 31 shares held in the Company’s nonqualified savings plan for the three months ended September 30, 2014 and 2013, respectively, and (ii) vested and deferred restricted stock units of 306 and 308, as well as 32 and 31 shares held in the Company’s nonqualified savings plan for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Includes shares related to unvested restricted stock unit awards.

(c)
On May 15, 2014, the Company called the notes and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company’s common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread were included in weighted average diluted shares, because the Company intended to pay the principal portion of the notes in cash. See Note 7 for further discussion of the 2029 Convertible Notes.

(d)
There were no anti-dilutive shares for the three months ended September 30, 2014 and 5 anti-dilutive shares for the nine months ended September 30, 2014, respectively, and no anti-dilutive shares for the three months ended September 30, 2013 and 25 anti-dilutive shares for the nine months ended September 30, 2013, respectively.

10. Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of domestic storefront locations and, prior to the Company’s sale of its Mexico-based pawn operations in August 2014, foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary products and services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers or arranges consumer loans. The Company reports corporate operations separately from its retail services and e-commerce segment information.

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

The following tables contain operating segment data for the three and nine months ended September 30, 2014 and 2013 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended September 30, 2014
Revenue
Pawn loan fees and service charges	$84,081	$1,232	$85,313	$—	$—	$—	$—	$—	$85,313
Proceeds from disposition of merchandise	151,399	3,688	155,087	—	—	—	—	—	155,087
Consumer loan fees	24,831	—	24,831	126,123	78,481	—	204,604	—	229,435
Other	1,564	38	1,602	7	557	—	564	177	2,343
Total revenue	261,875	4,958	266,833	126,130	79,038	—	205,168	177	472,178
Cost of revenue
Disposed merchandise	111,216	3,077	114,293	—	—	—	—	—	114,293
Consumer loan loss provision	8,614	—	8,614	55,058	17,861	—	72,919	—	81,533
Total cost of revenue	119,830	3,077	122,907	55,058	17,861	—	72,919	—	195,826
Net revenue	142,045	1,881	143,926	71,072	61,177	—	132,249	177	276,352
Expenses
Operations and administration	100,128	1,740	101,868	32,201	23,238	25,857	81,296	22,567	205,731
Loss on divestitures	273	4,903	5,176	—	—	—	—	—	5,176
Depreciation and amortization	9,931	280	10,211	2,618	601	2,119	5,338	4,895	20,444
Total expenses	110,332	6,923	117,255	34,819	23,839	27,976	86,634	27,462	231,351
Income (loss) from operations	$31,713	$(5,042)	$26,671	$36,253	$37,338	$(27,976)	$45,615	$(27,285)	$45,001
As of September 30, 2014
Total assets			$1,385,469				$714,876		$2,100,345
Goodwill			$488,700				$210,361		$699,061

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Three Months Ended September 30, 2013
Revenue
Pawn loan fees and service charges	$77,532	$1,766	$79,298	$—	$—	$—	$—	$—	$79,298
Proceeds from disposition of merchandise	124,352	4,308	128,660	—	—	—	—	—	128,660
Consumer loan fees	29,504	—	29,504	104,954	93,105	—	198,059	—	227,563
Other	1,731	66	1,797	249	69	—	318	165	2,280
Total revenue	233,119	6,140	239,259	105,203	93,174	—	198,377	165	437,801
Cost of revenue
Disposed merchandise	87,530	3,571	91,101	—	—	—	—	—	91,101
Consumer loan loss provision	10,037	—	10,037	49,225	40,431	—	89,656	—	99,693
Total cost of revenue	97,567	3,571	101,138	49,225	40,431	—	89,656	—	190,794
Net revenue	135,552	2,569	138,121	55,978	52,743	—	108,721	165	247,007
Expenses
Operations and administration	111,220	2,831	114,051	30,445	25,245	15,556	71,246	14,408	199,705
Depreciation and amortization	9,878	764	10,642	1,906	706	1,346	3,958	4,183	18,783
Total expenses	121,098	3,595	124,693	32,351	25,951	16,902	75,204	18,591	218,488
Income (loss) from operations	$14,454	$(1,026)	$13,428	$23,627	$26,792	$(16,902)	$33,517	$(18,426)	$28,519
As of September 30, 2013
Total assets			$1,354,074				$633,518		$1,987,592
Goodwill			$459,669				$210,368		$670,037

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Nine Months Ended September 30, 2014
Revenue
Pawn loan fees and service charges	$241,459	$5,031	$246,490	$—	$—	$—	$—	$—	$246,490
Proceeds from disposition of merchandise	466,016	12,298	478,314	—	—	—	—	—	478,314
Consumer loan fees	74,490	—	74,490	343,922	270,544	—	614,466	—	688,956
Other	5,284	168	5,452	81	568	—	649	507	6,608
Total revenue	787,249	17,497	804,746	344,003	271,112	—	615,115	507	1,420,368
Cost of revenue
Disposed merchandise	333,651	9,716	343,367	—	—	—	—	—	343,367
Consumer loan loss provision	24,061	—	24,061	122,422	83,239	—	205,661	—	229,722
Total cost of revenue	357,712	9,716	367,428	122,422	83,239	—	205,661	—	573,089
Net revenue	429,537	7,781	437,318	221,581	187,873	—	409,454	507	847,279
Expenses
Operations and administration	301,470	8,375	309,845	81,425	72,419	67,883	221,727	60,720	592,292
Loss on divestitures	273	4,903	5,176	—	—	—	—	—	5,176
Depreciation and amortization	30,357	1,104	31,461	6,577	1,683	5,512	13,772	13,969	59,202
Total expenses	332,100	14,382	346,482	88,002	74,102	73,395	235,499	74,689	656,670
Income (loss) from operations	$97,437	$(6,601)	$90,836	$133,579	$113,771	$(73,395)	$173,955	$(74,182)	$190,609

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Admin	Total	Corporate	Consolidated
Nine Months Ended September 30, 2013
Revenue
Pawn loan fees and service charges	$222,508	$5,432	$227,940	$—	$—	$—	$—	$—	$227,940
Proceeds from disposition of merchandise	425,716	13,193	438,909	—	—	—	—	—	438,909
Consumer loan fees	84,473	—	84,473	283,097	272,629	—	555,726	—	640,199
Other	6,149	417	6,566	1,051	92	—	1,143	1,552	9,261
Total revenue	738,846	19,042	757,888	284,148	272,721	—	556,869	1,552	1,316,309
Cost of revenue
Disposed merchandise	290,569	10,828	301,397	—	—	—	—	—	301,397
Consumer loan loss provision	23,927	—	23,927	112,391	115,456	—	227,847	—	251,774
Total cost of revenue	314,496	10,828	325,324	112,391	115,456	—	227,847	—	553,171
Net revenue	424,350	8,214	432,564	171,757	157,265	—	329,022	1,552	763,138
Expenses
Operations and administration	291,409	9,432	300,841	73,688	76,176	52,071	201,935	50,695	553,471
Depreciation and amortization	27,579	1,593	29,172	6,866	2,101	4,019	12,986	12,156	54,314
Total expenses	318,988	11,025	330,013	80,554	78,277	56,090	214,921	62,851	607,785
Income (loss) from operations	$105,362	$(2,811)	$102,551	$91,203	$78,988	$(56,090)	$114,101	$(61,299)	$155,353

11. Commitments and Contingencies

Leases
The Company leases certain of its facilities under operating leases with terms ranging from one to 22 years and certain rights to extend for additional periods. Except as described below, as of September 30, 2014 there were no material changes to the Company’s lease obligations from December 31, 2013.

On July 25, 2014, Enova entered into new office lease agreements for approximately 160,000 square feet of office space for its headquarters in Chicago, Illinois. The lease term is 12 years, with options to renew for two five-year terms. Under the terms of the lease, Enova was provided $9.8 million in leasehold incentives and $8.5 million in rent abatements. Enova is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under this arrangement. As of September 30, 2014 and until completion of the proposed tax-free spin-off of approximately 80% of the outstanding shares of Enova to holders of the Company’s common stock (“Enova Spin-off”), the lease obligations of Enova are also the Company’s obligations. Upon completion of the Enova Spin-off, all of the lease obligations of Enova shown below will become solely the lease obligations of Enova. See Note 15 for further discussion of the Enova Spin-off.

Total future minimum rentals under non-cancelable leases for Enova as of December 31, 2013 were $10.9 million. As of September 31, 2014, future minimum rentals due under Enova’s non-cancelable leases are as follows (dollars in thousands):

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Lease obligations of Enova	$825	$3,351	$3,324	$5,864	$5,023	$47,883	$66,270

Litigation

The Company is a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The $8.0 million of cash set aside was classified as restricted cash on the Company’s consolidated balance sheets. In June 2014, following the expiration of the 180-day period extended claims period, the Company released $7.9 million of restricted cash. As of September 30, 2014, the remaining balance in restricted cash is approximately $60 thousand, reflecting the amount of refunds that were still outstanding as of that date.

12. Fair Value Measurements

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and 2013 and December 31, 2013 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$29	$—	$29	$—
Nonqualified savings plans’ assets(a)	13,480	13,480	—	—
Total	$13,509	$13,480	$29	$—
	September 30,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(790)	$—	$(790)	$—
Nonqualified savings plans’ assets(a)	13,455	13,455	—	—
Total	$12,665	$13,455	$(790)	$—
	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Forward currency exchange contracts	$6	$—	$6	$—
Nonqualified savings plans’ assets(a)	14,576	14,576	—	—
Total	$14,582	$14,576	$6	$—

(a) The nonqualified savings plan assets have an offsetting liability of an approximately equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820. For these forward currency exchange contracts, current market rates are used to determine fair value. The significant inputs used in these models are derived from observable market rates. The fair value of the Company’s nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the nine months ended September 30, 2014 and 2013, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value
The Company’s financial assets and liabilities as of September 30, 2014 and 2013 and December 31, 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2014	2014	Level 1		Level 2	Level 3
Financial assets:
Cash and cash equivalents	$123,532	$123,532	$123,532		$—	$—
Restricted cash	60	60	60		—	—
Pawn loans	264,612	264,612	—		—	264,612
Short-term loans and line of credit accounts, net	178,338	178,338	—		—	178,338
Installment loans, net	169,887	169,887	—		—	169,887
Pawn loan fees and service charges receivable	54,501	54,501	—		—	54,501
Total	$790,930	$790,930	$123,592		$—	$667,338
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,532	$2,532	$—		$—	$2,532
Domestic and Multi-currency Line of credit	9,552	10,035	—		10,035	—
Senior unsecured notes	690,491	703,838	203,838	(a)	500,000	—
Total	$702,575	$716,405	$203,838		$510,035	$2,532

(a) The 2018 Senior Notes were transferred from Level 2 to Level 1 in the first quarter of 2014 in conjunction with the Company’s registration of these notes with the SEC in January 2014. See Note 7 for further discussion of the 2018 Senior Notes.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$80,359	$80,359	$80,359	$—	$—
Pawn loans	253,678	253,678	—	—	253,678
Short-term loans and line of credit accounts, net	187,869	187,869	—	—	187,869
Installment loans, net	140,412	140,412	—	—	140,412
Pawn loan fees and service charges receivable	50,090	50,090	—	—	50,090
Total	$712,408	$712,408	$80,359	$—	$632,049
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,830	$2,830	$—	$—	$2,830
Domestic and Multi-currency Line of credit	120,225	126,260	—	126,260	$—
Senior unsecured notes	455,872	445,888	—	445,888	—
2029 Convertible Notes	106,752	195,612	—	195,612	—
Total	$685,679	$770,590	$—	$767,760	$2,830

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,228	$67,228	$67,228	$—	$—
Restricted cash	8,000	8,000	8,000	—	—
Pawn loans	261,148	261,148	—	—	261,148
Short-term loans and line of credit accounts, net	202,829	202,829	—	—	202,829
Installment loans, net	156,012	156,012	—	—	156,012
Pawn loan fees and service charges receivable	53,438	53,438	—	—	53,438
Total	$748,655	$748,655	$75,228	$—	$673,427
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$3,080	$3,080	$—	$—	$3,080
Domestic and Multi-currency Line of credit	193,717	207,426	—	207,426	$—
Senior unsecured notes	444,515	430,554	—	430,554	—
2029 Convertible Notes	101,757	155,788	—	155,788	—
Total	$743,069	$796,848	$—	$793,768	$3,080
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
The Company measures the fair value of long-term debt instruments that are registered with the SEC using Level 1 inputs. The Company measures the fair value of its senior unsecured notes using Level 2 inputs. The fair values of the Company’s senior unsecured notes are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of September 30, 2014, the Company’s

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

senior unsecured notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

13. Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses forward currency exchange contracts to hedge foreign currency risk in some of the foreign countries in which it does business. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of September 30, 2014 and 2013 and December 31, 2013 (dollars in thousands):

Non-designated derivatives:	As of September 30, 2014
Forward currency exchange contracts	Notional Amount	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts Presented in the Consolidated Balance Sheets(b)
Assets	$8,312	$29	$—	$29
Liabilities	$—	$—	$—	$—
Non-designated derivatives:	As of September 30, 2013
Forward currency exchange contracts	Notional Amount	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts Presented in the Consolidated Balance Sheets(b)
Assets	$4,480	$9	$(9)	$—
Liabilities	$92,810	$799	$(9)	$790
Non-designated derivatives:	As of December 31, 2013
Forward currency exchange contracts	Notional Amount	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Balance Sheets(a)	Net Amounts Presented in the Consolidated Balance Sheets(b)
Assets	$76,760	$27	$(11)	$16
Liabilities	$4,786	$21	$(11)	$10

(a) As of September 30, 2014, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives.
(b) Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and AOCI for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(a)	$401	$(5,432)	$—	$—	$—	$—
Total	$401	$(5,432)	$—	$—	$—	$—

	Gains (Losses) Recognized in Income		Gains Recognized in AOCI		Gains (Losses) Reclassified From AOCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,354)	$(181)	$—	$—	$—	$—
Total	$(1,354)	$(181)	$—	$—	$—	$—

(a) The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14. Corporate Reorganization

In August 2014, in anticipation of the Company’s proposed Enova Spin-off, the Company initiated a reorganization of its corporate functions (the “Corporate Reorganization”) to better align the overhead cost structure with its storefront operations that will remain if the spin-off is completed. In connection with the Corporate Reorganization, the Company incurred charges for severance and other employee-related costs. The Company recognized $6.1 million of charges related to the Corporate Reorganization during the third quarter of 2014, which are included in “Operations and administration” in the consolidated statements of income. As of September 30, 2014, the Company had made payments of approximately $2.1 million for the Corporate Reorganization and had accrued approximately $4.0 million for future payments related to the Corporate Reorganization. Accrued amounts for the Corporate Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

15. Subsequent Events

Board Approval for Enova Spin-off

On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from the Company’s tax counsel and a solvency opinion from an independent financial advisor, the Company’s Board of Directors approved the Enova Spin-off. Subject to the satisfaction of certain conditions to the spin-off, the distribution is expected to occur at 12:01 am ET on November 13, 2014. The Company’s shareholders will receive 0.915 shares of Enova common stock for every one share of Company common stock held at the close of business November 3, 2014, which is the record date for the distribution. Following the distribution of Enova common stock, Enova will be an independent, publicly traded company. Enova has been approved to list its shares of common stock on the New York Stock Exchange under the symbol “ENVA.”

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

GENERAL

The Company provides specialty financial services to individuals through retail services locations and e-commerce activities. The Company offers secured non-recourse loans, commonly referred to as pawn loans, in many of its retail services locations in the United States and, through August 2014, in Mexico. See “Recent Developments—Divestiture of Mexico-based Pawn Operations” for discussion of the sale of the Company’s foreign retail services business.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit products. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. Installment loans include unsecured loans and loans secured by a customer’s vehicle that may be written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers or arranges consumer loans in many of its retail services locations in the United States and over the internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid,” “QuickQuid FlexCredit,” “Pounds to Pocket” and “OnStride” in the United Kingdom, under the name “DollarsDirect” in Australia and Canada, and the Company recently began pilot programs in Brazil, China and the United States (as discussed further below).

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

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of domestic storefront locations and, prior to the Company’s sale of its Mexico-based pawn operations in August 2014, foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary products and services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary products and services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers or arranges consumer loans. The Company reports corporate operations separately from its retail services and e-commerce segment information.

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

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment providing pawn lending, consumer lending, and other services as of September 30, 2014 and 2013. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, some recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn.” Prior to the Company’s sale of its Mexico-based pawn operations in August 2014, the foreign retail services locations operated under the name “Cash America casa de empeño.”

	As of September 30,
	2014			2013
	Domestic(a)	Foreign	Total	Domestic(a)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	420	—	420	581	—	581
Pawn lending only	406	—	406	211	47	258
Consumer lending only	37	—	37	68	—	68
Other (b)	85	—	85	88	—	88
Total retail services	948	—	948	948	47	995

(a)	Except as described in (b) below, includes locations that operated in 21 and 22 states in the United States as of September 30, 2014 and 2013, respectively.

(b)	As of September 30, 2014 and 2013, includes 85 and 88 unconsolidated franchised check cashing locations, respectively, that operated in 12 and 13 states in the United States, respectively.

E-Commerce Segment

As of September 30, 2014 and 2013, the Company’s e-commerce segment provided services in 34 and 32 states, respectively, in the United States and in five foreign countries:

•	in the United States at http://www.cashnetusa.com, http://www.netcredit.com and http://www.headwaycapital.com,

•	in the United Kingdom at http://www.quickquid.co.uk, http://www.quickquidflexcredit.co.uk, http://www.poundstopocket.co.uk, and http://www.onstride.co.uk,

•	in Australia at http://www.dollarsdirect.com.au,

•	in Canada at http://www.dollarsdirect.ca,

•	in Brazil at http://www.simplic.com.br, and

•	in China at http://www.youxinyi.cn.

Pilot Programs

In June 2014, the Company launched a pilot program in Brazil where it arranges loans that are made by a third-party lender in accordance with applicable laws and guarantees the payment of these loans by agreeing to purchase the loans from the third-party under certain circumstances. In July 2014, the Company launched a pilot program in China where it has entered into a joint venture with a third-party lender where the third-party lender makes loans in accordance with applicable laws. In addition, in July 2014, the Company launched Headway Capital, a pilot program for a new line of credit product in the United States that serves the needs of small businesses.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

Recent Developments

Board Approval for Enova Spin-off

On October 22, 2014, after receiving a private letter ruling from the Internal Revenue Service, an opinion from the Company’s tax counsel and a solvency opinion from an independent financial advisor, the Company’s Board of Directors approved the separation of the Company’s online lending business that comprises its E-commerce Division (which is also referred to as the Company’s e-commerce segment), Enova International, Inc. (“Enova”), through a tax-free spin-off of approximately 80% of the outstanding shares of Enova to holders of the Company’s common stock (“Enova Spin-off”). Subject to the satisfaction of certain conditions to the spin-off, the distribution is expected to occur at 12:01 am ET on November 13, 2014. The Company’s shareholders will receive 0.915 shares of Enova common stock for every one share of Company common stock held at the close of business November 3, 2014, which is the record date for the distribution. Following the distribution of Enova common stock, Enova will be an independent, publicly traded company. Enova has been approved to list its shares of common stock on the New York Stock Exchange under the symbol “ENVA.”

Divestiture of Mexico-based Pawn Operations

On August 25, 2014, the Company completed the divestiture of its wholly-owned subsidiary, CAMex Holding, LLC (“CAMex”), together with all of its interest in CA Empeños Mexico, S. de R.L. de C.V. (“Empeños”), for cash consideration of approximately $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. Empeños, which was owned jointly by Cash America of Mexico, Inc. and CAMex, operated the Company’s 47 pawn lending locations in Mexico and was included in the retail services segment. The Company recorded a loss of $2.8 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations. In addition, the Company recognized a $2.1 million expense related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations.

Divestiture of Colorado Pawn Shops

On August 25, 2014, the Company completed the divestiture of its five pawn lending locations in Colorado for cash consideration of approximately $3.0 million, net of cash held at the date of divestiture. These locations were included in the retail services segment. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statement of operations.

Corporate Reorganization

In August 2014, in anticipation of the Company’s proposed Enova Spin-off, the Company initiated a reorganization of its corporate functions (the “Corporate Reorganization”) to better align the overhead cost structure with its storefront operations that will remain if the spin-off is completed. In connection with the Corporate Reorganization, the Company incurred charges for severance and other employee-related costs. The Company recognized $6.1 million of charges related to the Corporate Reorganization during the third quarter of 2014, which are included in “Operations and administration” in the consolidated statements of income. As of September 30, 2014, the Company had made payments of approximately $2.1 million for the Corporate Reorganization and had accrued approximately $4.0 million for future payments related to the Corporate Reorganization. Accrued amounts for the Corporate Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Developments in the Company’s Business in the United Kingdom

The Company’s e-commerce segment, or Enova, offers consumer loans in the United Kingdom. During the nine-month periods ended September 30, 2014 and September 30, 2013 and the twelve month period ended December 31, 2013, the Company’s U.K. operations generated 21.5%, 20.0% and 19.9%, respectively, of the Company’s consolidated net revenue. Recent regulatory changes in the United Kingdom will significantly affect future results from the Company’s U.K. operations as described below.

In the United Kingdom, supervision of consumer credit was transferred on April 1, 2014 to the Financial Conduct Authority (the “FCA”), and pursuant to new legislation, the FCA is authorized to adopt prescriptive rules and regulations. On February 28, 2014, the Consumer Credit Sourcebook was issued under the FCA Handbook and incorporates prescriptive regulations for lenders such as Enova, including mandatory affordability assessments on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Enova is in frequent communication with the FCA in an effort to demonstrate that it satisfies the expectations of the FCA, and Enova has made and is continuing to make significant modifications to many of its business practices to address the FCA’s requirements. These modifications include adjustments to Enova’s affordability assessment practices and underwriting standards that govern who will qualify for a loan from Enova, reductions in certain maximum loan amounts, alterations to advertising practices and adjustments to collections processes (including its practices related to continuous payment authority) and debt forbearance processes (or its practices regarding customers who have indicated they are experiencing financial difficulty). In addition, Enova previously has not had a physical presence in the United Kingdom as business functions have been performed remotely from its facilities in the United States. In order to alleviate concerns in relation to Enova’s ability to presently demonstrate to the FCA that it is capable of being effectively supervised, Enova is establishing an office in the United Kingdom.

In connection with implementing these changes to its U.K. business, Enova expects a significant year-over-year decrease in its U.K. loan volume, U.K. loan balances and U.K. revenue for the remainder of 2014 and potentially into 2015 as a result of adapting its U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards will result in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and existing customers. Additionally, Enova will experience an increase in compliance- and administrative-related costs for the United Kingdom, but the overall expenses of its U.K. operations (including the consumer loan loss provision) are expected to decrease as Enova’s U.K. business contracts. The ultimate impact of the changes Enova is making to its U.K. operations will be dependent on a number of factors (some of which may be unforeseen), including the effectiveness of Enova’s execution of the operational changes, the impact the FCA’s requirements may have on Enova’s competitors that could result in a potential increase in Enova’s market share, and consumer reaction to the changes occurring to Enova’s services, among other things. The impact potentially could also be offset by an improved performance of Enova’s U.K. consumer loan portfolio as a result of stricter affordability assessments and underwriting standards being implemented, which is expected to result in lower consumer loan loss rates, and by continued strong demand for the online loan products Enova offers in the U.S. and other markets. Enova is still assessing the potential impact of the changes it is making to its U.K. operations and what effect such changes may have on its business, but the impact of these changes is likely to be significant for the balance of 2014 and potentially into 2015.

On July 15, 2014, the FCA issued a consultation paper that proposed a cap on the total cost of credit and requested comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA has requested comments on the proposal and is expected to issue a final rule in November 2014. The final rule on a cost of credit cap will likely become effective by January 2, 2015, as required by the 2013 amendment to the Financial Services and Markets Act 2000. If the final rules adopted by the FCA match the proposed rules, Enova will need to make additional changes to the products it offers in the United Kingdom, including increasing the minimum monthly payment under its line of credit products offered in the United Kingdom. Enova is still assessing the full impact of the potential cost of credit cap changes as they are currently proposed; however, after Enova has made all of the other changes to its U.K. business described above, Enova does not currently expect the impact of the modifications made to address a final cost of credit rule that tracks the proposed parameters to be significant.

The results for the three- and nine-month periods ended September 30, 2014 and the year ended
December 31, 2013 do not include the full impact of the changes described above, and the results for the three- and nine-month periods ended September 30, 2013 do not include any impact of the changes described above. The results for each of these periods are not indicative of the Company’s future results of operations and cash flows from its operations in the United Kingdom. For recent developments related to the FCA, see the risk factors included in “Part II. Other Information-Risk Factors.” See also “Board Approval for Enova Spin-off” for information regarding the expected spin-off of Enova.

Reduction in Short-Term Consumer Lending Operations

In connection with management’s strategic goal of de-emphasizing the unsecured consumer lending activities in some of its storefront locations, during the nine months ended September 30, 2014, the Company discontinued short-term consumer lending in 160 of its retail services locations. As of September 30, 2014, the Company only offered short-term consumer loans in 457 of its 948 retail services locations. Additionally, the Company expects to discontinue short-term consumer lending in an additional 146 locations in the fourth quarter of 2014. During the nine months ended September 30, 2014 and the year ended December 31, 2013, short-term consumer loan fees from the Company’s retail services locations comprised 7.9% and 9.7%, respectively, of the total revenue of the retail services segment.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The goodwill impairment assessments completed by the Company for the nine months ended September 30, 2014 are described below.

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

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses expected future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the estimated fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value of its goodwill is in excess of carrying value, and, as a result, no impairment existed at that date. Additionally, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the June 2014 assessment would not have resulted in a goodwill impairment. Following the sale of Empeños, the Company tested the goodwill remaining in the retail services segment, and noted no impairment.

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

RESULTS OF CONTINUING OPERATIONS

Overview and Highlights

The Company’s financial results for the three months ended September 30, 2014 (the “current quarter”) are summarized below.

•
Consolidated total revenue was $472.2 million, representing an increase of $34.4 million, or 7.9%, for the current quarter compared to the three months ended September 30, 2013 (the “prior year quarter”).

•
Consolidated net revenue increased $29.3 million, or 11.9%, to $276.4 million for the current quarter compared to the prior year quarter. The increase was primarily due to a $20.0 million, or 15.7%, increase in consumer loan net revenue, which consists of consumer loan fees, net of the consumer loan loss provision.

•
Consolidated income from operations increased $16.5 million, or 57.8%, to $45.0 million in the current quarter compared to $28.5 million in the prior year quarter. Consolidated income from operations for the current quarter included $11.3 million of expenses related to the Corporate Reorganization and losses on divestitures. Consolidated income from operations for the prior year quarter includes an $18.0 million expense related to the settlement of a litigation matter in 2013 (the “2013 Litigation Settlement.”)

•
Consolidated net income was $9.9 million in the current quarter compared to $46.2 million in the prior year quarter. Consolidated diluted net income per share was $0.34 per share in the current quarter compared to $1.52 in the prior year quarter. Consolidated net income and net income per share were significantly affected by certain income and expense items in the current quarter and prior year quarter. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

OVERVIEW
Consolidated Net Revenue

Consolidated net revenue is composed of total revenue less cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three and nine months ended September 30, 2014 and 2013, respectively, for the Company’s retail services and e-commerce segments, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended September 30, 2014
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$85,313	59.3%	$—	—	$—	—	$85,313	30.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	40,794	28.3%	—	—	—	—	40,794	14.7%
Pawn related	$126,107	87.6%	$—	—	$—	—	$126,107	45.6%
Consumer loan fees, net of loss provision	$16,217	11.3%	$131,685	99.6%	$—	—	$147,902	53.5%
Other revenue	1,602	1.1%	564	0.4%	177	100.0%	2,343	0.9%
Net revenue	$143,926	100.0%	$132,249	100.0%	$177	100.0%	$276,352	100.0%

	Three Months Ended September 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$79,298	57.4%	$—	—	$—	—	$79,298	32.1%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	37,559	27.2%	—	—	—	—	37,559	15.2%
Pawn related	$116,857	84.6%	$—	—	$—	—	$116,857	47.3%
Consumer loan fees, net of loss provision	$19,467	14.1%	$108,403	99.7%	$—	—	$127,870	51.8%
Other revenue	1,797	1.3%	318	0.3%	165	100.0%	2,280	0.9%
Net revenue	$138,121	100.0%	$108,721	100.0%	$165	100.0%	$247,007	100.0%

	Nine Months Ended September 30, 2014
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$246,490	56.4%	$—	—	$—	—	$246,490	29.1%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	134,947	30.9%	—	—	—	—	134,947	15.9%
Pawn related	$381,437	87.3%	$—	—	$—	—	$381,437	45.0%
Consumer loan fees, net of loss provision	$50,429	11.5%	$408,805	99.8%	$—	—	$459,234	54.2%
Other revenue	5,452	1.2%	649	0.2%	507	100.0%	6,608	0.8%
Net revenue	$437,318	100.0%	$409,454	100.0%	$507	100.0%	$847,279	100.0%

	Nine Months Ended September 30, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$227,940	52.7%	$—	—	$—	—	$227,940	29.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	137,512	31.8%	—	—	—	—	137,512	18.0%
Pawn related	$365,452	84.5%	$—	—	$—	—	$365,452	47.9%
Consumer loan fees, net of loss provision	$60,546	14.0%	$327,879	99.7%	$—	—	$388,425	50.9%
Other revenue	6,566	1.5%	1,143	0.3%	1,552	100.0%	9,261	1.2%
Net revenue	$432,564	100.0%	$329,022	100.0%	$1,552	100.0%	$763,138	100.0%

For the current quarter, consolidated net revenue increased $29.4 million, or 11.9%, to $276.4 million from $247.0 million for the prior year quarter. Consumer loan net revenue accounted for 53.5% and 51.8% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $20.0 million, or 15.7%, to $147.9 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees. Pawn-related net revenue accounted for 45.6% and 47.3% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue increased $9.2 million, or 7.9%, to $126.1 million during the current quarter from

$116.9 million in the prior year quarter. The increase in pawn-related net revenue was primarily attributable to higher pawn loan fees and service charges and higher gross profit on retail sales.

For the nine months ended September 30, 2014 (the “current nine-month period”), consolidated net revenue increased $84.1 million, or 11.0%, to $847.3 million compared to the same period in 2013 (the “prior year nine-month period”). Consumer loan net revenue accounted for 54.2% and 50.9% of total consolidated net revenue for the current nine-month period and prior year nine-month period, respectively. Consumer loan net revenue increased $70.8 million, or 18.2%, to $459.2 million during the current nine-month period, mainly due to an increase in consumer loan fees that resulted from an increase in consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees in the e-commerce segment. Pawn-related net revenue accounted for 45.0% and 47.9% of consolidated net revenue for the current nine-month period and prior year nine-month period, respectively. Pawn-related net revenue increased $15.9 million, or 4.4%, to $381.4 million during the current nine-month period from $365.5 million in the prior year nine-month period. The increase in pawn-related net revenue was primarily attributable to higher pawn loan fees and services charges and higher gross profit on retail sales.

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted net income, adjusted diluted net income per share attributable to the Company, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments included in the table below, especially those included in “Adjusted net income and adjusted diluted net income per share attributable to the Company,” are useful to investors in order to allow them to compare the Company’s financial results for the current quarter and current nine-month period with the prior year quarter and prior year nine-month period, respectively. The computation of Adjusted Earnings Measures as presented below may differ from the computation of similarly-titled measures provided by other companies.
The following table provides a reconciliation for the three and nine months ended September 30, 2014 and 2013, respectively, between net income attributable to the Company and diluted net income per share attributable to the Company calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share attributable to the Company	$9,916	0.34	$46,186	1.52	$76,624	2.61	$115,244	3.73
Adjustments (net of tax):
Loss on divestitures (b)	6,444	0.22	—	—	6,444	0.22	—	—
Corporate Reorganization (c)	3,870	0.13	—	—	3,870	0.13	—	—
Loss on early extinguishment of debt(d)	3,774	0.13	—	—	14,208	0.48	—	—
2013 Litigation Settlement (e)	—	—	11,340	0.37	400	0.01	11,340	0.37
Tax benefit related to Creazione Deduction (f)	—	—	(33,201)	(1.09)	—	—	(33,201)	(1.08)
Adjusted net income and adjusted diluted net income per share attributable to the Company	24,004	0.82	24,325	0.80	101,546	3.45	93,383	3.02
Other adjustments (net of tax):
Intangible asset amortization	1,043	0.04	1,014	0.03	3,134	0.11	2,675	0.09
Non-cash equity-based compensation	1,058	0.04	698	0.03	3,040	0.11	2,456	0.08
Non-cash interest and debt issuance cost amortization	869	0.02	1,014	0.03	2,423	0.08	2,939	0.10
Foreign currency transaction loss (gain)	100	—	467	0.02	277	0.01	663	0.02
Adjusted earnings and adjusted earnings per share	$27,074	0.92	$27,518	0.91	$110,420	3.76	$102,116	3.31

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)
For the three and nine months ended September 30, 2014, represents a loss on the sale of the Company’s Mexico-based pawn operations of $2.8 million and tax provision of $1.7 million, a $2.1 million expense, net of tax benefit of $0.3 million recognized related to an uncollectible receivable as a result of the Company’s discontinuation of Mexico-based pawn operations, and a loss on the sale of Colorado pawn lending locations of $0.3 million, net of tax benefit of $0.1 million.

(c)	For the three and nine months ended September 30, 2014, represents charges of $6.1 million, net of tax benefit of $2.3 million.

(d)
For the three months ended September 30, 2014, represents charges of $6.0 million, net of tax benefit of $2.2 million. For the nine months ended September 30, 2014, represents $22.6 million of charges, net of tax benefit of $8.3 million. See “Loss on early extinguishment of debt” for further discussion.

(e)
For the nine months ended September 30, 2014, represents charges of $0.6 million of charges, net of tax benefit of $0.2 million. For the three and nine months ended September 30, 2013, represents $18.0 million of charges, net of a tax benefit of $6.7 million.

(f)
In connection with the liquidation of Creazione Estilo, S,A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), represents a recognized income tax benefit related to a tax deduction (the “Creazione Deduction”) included on the Company’s 2013 federal income tax return for its tax basis in the stock of Creazione.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies. The following table provides a reconciliation between Net Income attributable to Cash America International, Inc., which is the nearest GAAP measure presented in the Company’s financial statements, to Adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended
	September 30,
	2014	2013
Net income attributable to Cash America International, Inc.	$103,908	$139,724
Net loss attributable to the noncontrolling interest	—	(181)
Provision for income taxes (a)	68,685	29,896
Equity in loss of unconsolidated subsidiary	—	222
Loss on early extinguishment of debt(b)	22,814	346
Foreign currency transaction loss	591	1,294
Interest expense, net	51,041	33,540
Depreciation and amortization expenses (c)	77,980	71,377
Adjustments:
Corporate Reorganization (d)	6,143	—
Loss on divestitures (e)	5,176	—
Texas Consumer Loan Store Closures (f)	1,373	—
Regulatory Penalty (g)	5,000	—
2013 Litigation settlement (h)	635	18,000
Charges related to Mexico Reorganization (i)	—	6,965
Charges related to Ohio Adjustment and Ohio Reimbursement Program (j)	(5,000)	13,400
Adjusted EBITDA	$338,346	$314,583
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,900,714	$1,807,913
Adjusted EBITDA	$338,346	$314,583
Adjusted EBITDA as a percentage of total revenue	17.8%	17.4%

(a)	For the trailing 12 months ended September 30, 2013, includes income tax benefit of $33.2 million related to the Creazione Deduction.

(b)
For the trailing 12 months ended September 30, 2014, represents charges of $22.8 million, before tax benefit of $8.4 million. For the trailing 12 months ended September 30, 2013, represents charges of $0.3 million, before tax benefit of $0.1 million. See “Loss on early extinguishment of debt” section for further discussion.

(c)
For the trailing 12 months ended September 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in “Texas Consumer Loan Store Closures,” which represents the closure of 36 consumer lending-only retail services locations in Texas in 2013. For the trailing 12 months ended September 30, 2013, excludes $1.5 million of depreciation and amortization expenses which are included in “Charges related to the Mexico Reorganization.”

(d)	Represents charges of $6.1 million, before tax benefit of $2.3 million.

(e)
Represents a loss on the sale of the Mexico-based pawn operations of $2.8 million and tax provision of $1.7 million, a $2.1 million expense, before tax benefit of $0.3 million recognized related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, and a loss on the sale of Colorado pawn lending locations of $0.3 million, before tax benefit of $0.1 million.

(f)	Represents charges of $1.4 million, before tax benefit of $0.5 million, related to the Texas Consumer Loan Store Closures.

(g)
Represents charges that are nondeductible for tax purposes related to a penalty paid to the Consumer Financial Protection Bureau (“CFPB”) in connection with the issuance of a consent order by the CFPB in November 2013.

(h)
For the trailing 12 months ended September 30, 2014, represents charges of $0.6 million, before tax benefit of $0.2 million. For the trailing 12 months ended September 30, 2013, represents charges of $18.0 million, before tax benefit of $6.7 million.

(i)	Includes $1.5 million of depreciation and amortization expenses, as noted in (c) above.

(j)
For the trailing 12 months ended September 30, 2014, represents the decrease in the Company's remaining liability related to the Ohio Reimbursement Program (defined below) during 2013 after the assessment of the claims made to date and related matters (the “Ohio Adjustment”) of $5.0 million, before tax provision of $1.8 million. For the trailing 12 months ended September 30, 2013, represents charges related to a voluntary program to reimburse Ohio customers in connection with legal collections proceedings initiated by the Company in Ohio (the “Ohio Reimbursement Program”), before tax benefit of $5.0 million.

In addition, management believes that the adjusted EBITDA shown by segment and for the Company’s corporate operations are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of the applicable income and expense items discussed above. The following tables provide a reconciliation between Income (loss) from operations, which is the nearest GAAP measure presented for the Company’s segments in the notes to the Company’s financial statements, to Adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended September 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Consolidated	Retail Services	E-Commerce	Corporate	Consolidated
Income (loss) from operations	$132,539	$210,469	$(95,969)	$247,039	$136,157	$148,051	$(79,367)	$204,841
Depreciation and amortization expenses(a)	41,750	17,929	18,301	77,980	38,334	16,977	16,066	71,377
Adjustments:
Corporate Reorganization	1,708	—	4,435	6,143	—	—	—	—
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
Texas Consumer Loan Store Closures(b)	1,373	—	—	1,373	—	—	—	—
Regulatory Penalty	2,500	2,500		5,000	—	—	—	—
2013 Litigation Settlement	635	—	—	635	18,000	—	—	18,000
Charges related to the Mexico Reorganization(c)	—	—	—	—	6,965	—	—	6,965
Charges related to Ohio Adjustment and Ohio Reimbursement(d)	(5,000)	—	—	(5,000)	13,400	—	—	13,400
Adjusted EBITDA	$180,681	$230,898	$(73,233)	$338,346	$212,856	$165,028	$(63,301)	$314,583

(a)
For the trailing 12 months ended September 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the Texas Consumer Loan Store Closures. For the trailing 12 months ended September 30, 2013, excludes $1.5 million of depreciation and amortization expenses which are included in “Charges related to the Mexico Reorganization.”

(b)	Includes $0.2 million of depreciation and amortization expenses as noted in (a) above.

(c)	Includes $1.5 million of depreciation and amortization expenses as noted in (a) above.

(d)	For the trailing 12 months ended September 30, 2014, represents the Ohio Adjustment. For the trailing 12 months ended September 30, 2013, represents charges related to the Ohio Reimbursement Program.

	Nine Months Ended September 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Consolidated	Retail Services	E-Commerce	Corporate	Consolidated
Income (loss) from operations	$90,836	$173,955	$(74,182)	$190,609	$102,551	$114,101	$(61,299)	$155,353
Depreciation and amortization expenses	31,461	13,772	13,969	59,202	29,172	12,986	12,156	54,314
Adjustments:
Corporate Reorganization	1,708	—	4,435	6,143	—	—	—	—
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
2013 Litigation Settlement	635	—	—	635	18,000	—	—	18,000
Adjusted EBITDA	$129,816	$187,727	$(55,778)	$261,765	$149,723	$127,087	$(49,143)	$227,667

QUARTER ENDED SEPTEMBER 30, 2014 COMPARED TO QUARTER ENDED SEPTEMER 30, 2013

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment and the profit on disposition of collateral from forfeited pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended September 30, 2014 and 2013 (dollars in thousands except where otherwise noted). In August 2014, the Company sold its Mexico-based pawn operations, which represent the foreign retail services pawn operations shown below:

	As of September 30,
	2014	2013	Change	% Change
Ending pawn loan balances
Domestic retail services	$264,612	$248,427	$16,185	6.5%
Foreign retail services	—	5,251	(5,251)	(100.0)%
Consolidated pawn loan balances	$264,612	$253,678	$10,934	4.3%
Ending merchandise balance, net
Domestic retail services	$215,263	$186,878	$28,385	15.2%
Foreign retail services	—	6,237	(6,237)	(100.0)%
Consolidated merchandise balance, net	$215,263	$193,115	$22,148	11.5%
	Three Months Ended September 30,
	2014	2013	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$84,081	$77,532	$6,549	8.4%
Foreign retail services	1,232	1,766	(534)	(30.2)%
Consolidated pawn loan fees and service charges	$85,313	$79,298	$6,015	7.6%
Average pawn loan balance outstanding
Domestic retail services	$263,509	$241,785	$21,724	9.0%
Foreign retail services	5,971	5,012	959	19.1%
Consolidated average pawn loans outstanding	$269,480	$246,797	$22,683	9.2%
Amount of pawn loans written and renewed
Domestic retail services	$277,651	$258,055	$19,596	7.6%
Foreign retail services	9,942	14,043	(4,101)	(29.2)%
Consolidated amount of pawn loans written and renewed	$287,593	$272,098	$15,495	5.7%
Average amount per pawn loan (in ones)
Domestic retail services	$125	$125	$—	—%
Foreign retail services	$86	$86	$—	—%
Consolidated average amount per pawn loan (in ones)	$123	$122	$1	0.8%
Annualized yield on pawn loans
Domestic retail services	126.6%	127.2%
Foreign retail services	134.5%	139.8%
Consolidated annualized yield on pawn loans	127.0%	127.5%
Gross profit margin on disposition of merchandise
Domestic retail services	26.5%	29.6%
Foreign retail services	16.6%	17.1%
Gross profit margin on disposition of merchandise	26.3%	29.2%
Merchandise turnover
Domestic retail services	2.1	2.1
Foreign retail services	3.3	2.3
Consolidated merchandise turnover	2.2	2.1

Pawn Loan Fees and Service Charges and Pawn Loan Balances

Pawn loan fees and service charges increased 7.6%, to $85.3 million in the current quarter compared to the prior year quarter. Consolidated pawn loan balances as of September 30, 2014 were $264.6 million, which was $10.9 million, or 4.3%, higher than September 30, 2013. At September 30, 2014, consolidated pawn loan balances represented only domestic pawn loan balances since the Company sold its foreign retail services business during the current quarter.

Domestic Pawn Lending

The average balance of domestic pawn loans outstanding during the current quarter increased by $21.7 million, or 9.0%, compared to the prior year quarter, due to the addition of 42 domestic pawn lending locations and growth in pawn loan balances in same-store domestic retail services locations (stores that have been open for at least 12 months). Same-store pawn loan balances were 2.1% higher at September 30, 2014 than at September 30, 2013. The average amount per loan in domestic pawn operations remained flat at $125 in the current quarter and prior year quarter.

Domestic pawn loan fees and service charges increased $6.5 million, or 8.4%, to $84.1 million in the current quarter from $77.5 million in the prior year quarter. The increase was primarily driven by the higher average domestic pawn loan balances during the current quarter as compared to the prior year quarter, as pawn loan yield was relatively unchanged at 126.6% in the current quarter compared to 127.2% in the prior year quarter.

Foreign Pawn Lending

Foreign pawn loan fees and service charges decreased 30.2%, to $1.2 million in the current quarter compared to $1.8 million in the prior year quarter. The decrease was primarily due to partial-period operations in the current quarter as a result of the Company’s sale of its Mexico-based pawn operations in August 2014. See “Recent Developments—Divestiture of Mexico-based Pawn Operations.”

Proceeds from Disposition of Merchandise and Gross Profit

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Management separates disposition activities into two groups, retail sales and commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s retail services locations including internet auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$117,721	$37,366	$155,087	$94,169	$34,491	$128,660
Gross profit on disposition	$36,994	$3,800	$40,794	$33,452	$4,107	$37,559
Gross profit margin	31.4%	10.2%	26.3%	35.5%	11.9%	29.2%
Percentage of total gross profit	90.7%	9.3%	100.0%	89.1%	10.9%	100.0%

Management believes that gross profit from commercial sales will remain a less significant component of the total gross profit from dispositions. This shift is expected to result in higher levels of merchandise available for disposition and potentially lower inventory turnover as more jewelry is available for sale in retail services locations.

The total proceeds from disposition of merchandise increased $26.4 million, or 20.5%, in the current quarter compared to the prior year quarter. The total gross profit from the disposition of merchandise increased $3.2 million, or 8.6%, during the current quarter compared to the prior year quarter. The overall gross profit margin percentage decreased to 26.3% in the current quarter compared to 29.2% in the prior year quarter, which included a decrease in gross profit margin on both retail and commercial dispositions. The consolidated merchandise turnover rate increased slightly to 2.2 times during the current quarter compared to 2.1 times in the prior year quarter.

Domestic disposition of merchandise

During the current quarter, management continued its strategy of increasing retail disposition activities, and de-emphasizing commercial disposition activities. Reflecting the results of this strategy, proceeds from domestic retail dispositions increased $24.6 million, or 27.3%, and domestic retail dispositions gross profit increased $3.6 million, or 11.1%. The domestic operations gross profit margin on the retail disposition of merchandise decreased to 31.7% in the current quarter compared to 36.3% in the prior year quarter. The higher turnover rate and lower gross profit margins were primarily driven by discounting of retail merchandise prices on general merchandise items, heavily weighted in electronics, to enhance sales.
Domestic proceeds from commercial dispositions increased 7.1%, or $2.4 million. Gross profit from commercial dispositions in domestic operations decreased $0.3 million, and gross profit margin from commercial sales decreased to 10.5% in the current quarter from 12.0% in the prior year quarter. This decrease in gross profit was mainly due to a lower average price per ounce of gold sold and a slight increase in the cost of gold sold.

Foreign disposition of merchandise

Foreign proceeds from disposition of merchandise and gross profit decreased by $0.6 million, or 14.4% and $0.1 million, or 17.1%, respectively, in the current quarter compared to the prior year quarter. The decreases were primarily due to partial-period operations in the current quarter as a result of the Company’s sale of its Mexico-based pawn operations in August 2014. See “Recent Developments—Divestiture of Mexico-based Pawn Operations.”

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations before valuation allowance of $2.4 million and $0.9 million as of September 30, 2014 and 2013, respectively (dollars in thousands):

	As of September 30,
	2014		2013
	Amount	%	Amount	%
Jewelry - held for one year or less	$114,998	53.0%	$105,583	54.4%
Other merchandise - held for one year or less	91,058	41.9%	76,235	39.3%
Total merchandise held for one year or less	206,056	94.9%	181,818	93.7%
Jewelry - held for more than one year	2,532	1.2%	5,701	2.9%
Other merchandise - held for more than one year	8,448	3.9%	6,544	3.4%
Total merchandise held for more than one year	10,980	5.1%	12,245	6.3%
Merchandise held for disposition, gross	$217,036	100.0%	$194,063	100.0%
Merchandise held for disposition, net of allowance	$214,636		$193,115

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $1.8 million, or 0.8%, to $229.4 million in the current quarter compared to $227.6 million in the prior year quarter. The increase in consumer loan fees is due to growth in consumer loan balances in the e-commerce segment, with the domestic e-commerce channel contributing $21.2 million to the consolidated increase. Offsetting this increase were $14.6 million and $4.8 million of decreases in consumer loan fees in the foreign component of the e-commerce segment and the retail services segment, respectively. The decrease in the foreign component of the e-commerce segment was primarily due to the impact of regulatory changes on the Company’s U.K. consumer loan business. The decrease in the retail services segment was mainly due to a decrease in 2013 and 2014 in the number of retail services locations offering consumer loan products and reduced consumer loan demand in the Company’s retail services locations. See “Recent Developments—Reduction in Short-Term Consumer Lending Operations” for further discussion.

Consumer loan fees from the foreign component of the e-commerce segment were 38.4% of consumer loan fees for the e-commerce segment and 34.2% of consolidated consumer loan fees in the current quarter, compared to 47.0% of consumer loan fees for the e-commerce segment and 40.9% of consolidated consumer loan fees in the prior year quarter. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for a discussion about the changes being made in the e-commerce segment to the Company’s U.K. consumer loan business.

Consumer Loan Loss Provision

The consumer loan loss provision decreased by $18.2 million, or 18.2%, to $81.5 million in the current quarter from $99.7 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 35.5% in the current quarter compared to 43.8% in the prior year quarter. The decrease was primarily due to the lower loss experience across all products in the Company’s consumer loan portfolio, primarily in the e-commerce segment. During the current quarter as compared to the prior year quarter, the Company experienced fewer delinquencies and a higher percentage mix of the number of loans written and renewed to customers with established payment histories, which positively impacted loan performance. In addition, the Company recently made refinements to its consumer loan underwriting models partially as a result of the changes being made to the Company’s U.K. consumer loan business in response to the requirements of the FCA, which management believes also contributed to the improvements in loss rates. Additional discussion of the specific factors influencing each product is included in “Consumer Loan Loss Experience by Product” below. Management expects the loss provision as a percentage of fees will be influenced by the mix of new and returning customers, the mix of outstanding loan products and the changes being made to the Company’s U.K. consumer loan business. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The combination of the decrease in the consumer loan loss provision with higher consumer loan fees led to an increase in consumer loan fees, net of the consumer loan loss provision, which increased by $20.0 million, or 15.7%, to $147.9 million. The increase in consumer loan fees, net of the consumer loan loss provision contributed significantly to the increase in consolidated net revenue during the period. Contributions from the line of credit and installment loan products offset a decrease in consumer loan fees, net of the consumer loan loss provision from the short-term consumer loan product during the period.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2014				2013
	Short-term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$21,476	$—	$3,355	$24,831	$26,265	$—	$3,239	$29,504
E-commerce
Domestic	46,125	41,723	38,275	126,123	48,552	32,373	24,029	104,954
Foreign	15,760	39,186	23,535	78,481	43,958	18,131	31,016	93,105
Total E-commerce	61,885	80,909	61,810	204,604	92,510	50,504	55,045	198,059
Consumer loan fees	$83,361	$80,909	$65,165	$229,435	$118,775	$50,504	$58,284	$227,563
Less: consumer loan loss provision	25,581	25,913	30,039	81,533	41,806	25,140	32,747	99,693
Consumer loan fees, net loss provision	$57,780	$54,996	$35,126	$147,902	$76,969	$25,364	$25,537	$127,870
Year-over-year change - $	$(19,189)	$29,632	$9,589	$20,032	$(17,424)	$14,943	$9,556	$7,075
Year-over-year change - %	(24.9)%	116.8%	37.5%	15.7%	(18.5)%	143.4%	59.8%	5.9%
Consumer loan loss provision as a % of consumer loan fees	30.7%	32.0%	46.1%	35.5%	35.2%	49.8%	56.2%	43.8%

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

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $17.5 million, or 4.6%, to $393.0 million as of September 30, 2014 from $375.5 million as of September 30, 2013, primarily due to increased demand for the line of credit product in the e-commerce segment, evidenced by growth in both domestic and foreign markets, and substantial growth in the installment loan products in the domestic e-commerce channel. Offsetting these increases was a reduction in short-term consumer loan and installment loan balances, primarily in the foreign e-commerce channel due to changes made in the Company’s U.K. business.

The combined consumer loan balance includes $423.5 million and $418.2 million as of September 30, 2014 and 2013, respectively, of Company-owned consumer loan balances before the allowance for losses of $75.3 million and $90.0 million provided in the consolidated financial statements for September 30, 2014 and 2013, respectively. The combined consumer loan balance also includes $47.3 million and $50.1 million as of

September 30, 2014 and 2013, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.5 million and $2.8 million provided in the consolidated financial statements for September 30, 2014 and 2013, respectively. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for a discussion about the changes being made to the Company’s U.K. consumer loan business.

The following table summarizes consumer loan balances outstanding as of September 30, 2014 and 2013 (dollars in thousands):

	As of September 30,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$42,978	$3,728	$46,706	$47,824	$4,681	$52,505
Installment loans	6,823	8,108	14,931	9,945	10,275	20,220
Total Retail Services, gross	49,801	11,836	61,637	57,769	14,956	72,725
E-Commerce
Domestic
Short-term loans	34,113	35,389	69,502	33,926	35,107	69,033
Line of credit accounts	72,648	—	72,648	59,341	—	59,341
Installment loans	135,664	40	135,704	62,460	—	62,460
Total Domestic, gross	242,425	35,429	277,854	155,727	35,107	190,834
Foreign
Short-term loans	16,709	—	16,709	63,276	22	63,298
Line of credit accounts	55,627	—	55,627	40,265	—	40,265
Installment loans	58,932	—	58,932	101,200	—	101,200
Total Foreign, gross	131,268	—	131,268	204,741	22	204,763
Total E-Commerce, gross	373,693	35,429	409,122	360,468	35,129	395,597
Total ending loan balance, gross	423,494	47,265	470,759	418,237	50,085	468,322
Less: Allowance and liabilities for losses	(75,269)	(2,532)	(77,801)	(89,956)	(2,830)	(92,786)
Total ending loan balance, net	$348,225	$44,733	$392,958	$328,281	$47,255	$375,536
Allowance and liability for losses as a % of consumer loan balances, gross	17.8%	5.4%	16.5%	21.5%	5.7%	19.8%

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

The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period. The following table shows the average amount per consumer loan by product as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Average amount outstanding per consumer loan (in ones)(a)
Retail Services
Short-term loans	$463	$457
Installment loans	1,550	2,827
E-Commerce
Domestic
Short-term loans	$487	$520
Line of credit accounts	811	767
Installment loans	1,724	1,111
Foreign
Short-term loans	$334	$532
Line of credit accounts	653	687
Installment loans	803	1,041
Consolidated
Short-term loans	$452	$504
Line of credit accounts	734	732
Installment loans	1,332	1,126
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

The allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable decreased to 16.5% in the current quarter from 19.8% in the prior year quarter, primarily due to improved performance across all of the Company’s consumer loan products as further discussed in “Consumer Loan Loss Experience by Product” below.

The consumer loan loss provision in the current quarter was $81.5 million, which was composed of $82.2 million related to Company-owned consumer loans, offset by a $0.7 million decrease related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year quarter was $99.7 million, which was composed of $99.9 million related to Company-owned consumer loans, offset by a $0.2 million decrease related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $79.1 million and $89.8 million in the current quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2013		2014
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$418,237	$446,707	$399,820	$410,148	$423,494
Gross - Guaranteed by the Company(a)	50,085	58,950	42,191	47,455	47,265
Combined consumer loans and fees receivable, gross(b)	$468,322	$505,657	$442,011	$457,603	$470,759
Allowance and liability for losses on consumer loans	92,786	90,946	80,165	75,363	77,801
Combined consumer loans and fees receivable, net(b)	$375,536	$414,711	$361,846	$382,240	$392,958
Allowance and liability for losses as a % of combined consumer loan balances, gross(b)	19.8%	18.0%	18.1%	16.5%	16.5%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(b)	Non-GAAP measure.

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

Short-term Loans

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and typically increases throughout the year. This seasonal trend was evidenced in the current quarter, but the loss provision as a percentage of combined consumer loans written and renewed was lower than the seasonally comparable prior year quarter. This decrease was primarily due to a reduction in new customers for short-term consumer loans, as the Company continued to experience a shift in customers’ preference for the Company’s line of credit and installment loan products over its short-term consumer loan product, and the recent refinements made to the Company’s consumer loan underwriting models in the Company’s U.K. business. For a discussion about the changes being made in the e-commerce segment to the Company’s U.K. consumer loan business and how they are expected to impact the Company’s business in the United Kingdom, see “Recent Developments—Developments in the Company’s Business in the United Kingdom.”

The following table includes information related only to the Company’s short-term consumer loan product and shows the Company’s loss experience trends for short-term consumer loans for each of the last five quarters (dollars in thousands):

	2013		2014
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Short-term consumer loans:
Consumer loan loss provision	$41,806	$33,567	$21,761	$25,621	$25,581
Charge-offs (net of recoveries)	49,271	43,862	25,922	24,507	26,323
Short-term consumer loans written and renewed:(a)
Company owned	$435,837	$398,781	$346,098	$326,011	$305,585
Guaranteed by the Company(b)	211,426	209,965	181,092	174,783	190,651
Combined consumer loans written and renewed	$647,263	$608,746	$527,190	$500,794	$496,236
Short-term consumer loans and fees receivable:
Gross - Company owned	$145,026	$131,236	$102,955	$102,885	$93,800
Gross - Guaranteed by the Company(b)	39,810	46,311	33,077	38,890	39,117
Combined consumer loans and fees receivable, gross(c)	$184,836	$177,547	$136,032	$141,775	$132,917
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.5%	5.5%	4.1%	5.1%	5.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.6%	7.2%	4.9%	4.9%	5.3%
Consumer loan loss provision as a % of consumer loan fees	35.2%	32.2%	22.9%	29.7%	30.7%
Allowance and liability for losses as a % of combined consumer loan balances, gross(c)	20.0%	15.1%	16.6%	16.7%	17.3%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

Line of Credit Accounts

The consumer loan loss provision as a percentage of average consumer loan balance for line of credit accounts exhibits a similar quarterly seasonal trend to short-term consumer loan loss rates as the ratio is typically lower in the first quarter and increases throughout the remainder of the year, peaking in the third and fourth quarters with higher loan demand.

The consumer loan loss provision as a percentage of consumer loan fees was 32.0% in the current quarter compared to 49.8% in the prior year quarter. The loss provision as a percentage of average consumer loan balance was also lower than the comparable prior year quarter. The decrease in these ratios was primarily due to the maturing of the line of credit portfolio in both domestic and foreign markets, and a lower percentage of the portfolio in delinquent status. Additionally, the loss provision decreased as a result of changes made to the Company’s U.K. consumer loan business. As a result of these factors, the typical seasonal trend was not evidenced during the current quarter. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The following table includes information related only to the Company’s line of credit account product and shows the Company’s loss experience trends for line of credit accounts for each of the last five quarters (dollars in thousands):

	2013		2014
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Line of credit accounts:
Consumer loan loss provision	$25,140	$32,694	$23,375	$21,786	$25,913
Charge-offs (net of recoveries)	13,855	24,844	26,490	26,877	24,818
Average consumer loan balance(a)	$78,839	$112,704	$122,403	$120,707	$125,342
Line of credit account ratios:
Consumer loan loss provision as a % of average consumer loan balance(a)	31.9%	29.0%	19.1%	18.0%	20.7%
Charge-offs (net of recoveries) as a % of average consumer loan balance(a)	17.6%	22.0%	21.6%	22.3%	19.8%
Consumer loan loss provision as a % of consumer loan fees	49.8%	47.7%	32.0%	29.1%	32.0%
Allowance for losses as a % of ending consumer loan balances, gross	22.0%	23.7%	22.4%	17.6%	17.7%

(a)	The average consumer loan balance for line of credit accounts is the simple average of the beginning and ending consumer loan balance for the quarter for line of credit accounts.

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

Consumer loan loss provision as a percentage of consumer loan fees is generally higher for the installment loan product than for other loan products, partially because installment loans typically have a higher average amount per loan and the highest level of default is exhibited in the early stages of the loan, while revenue is recognized over the term of the loan. Another factor contributing to the higher rate of losses as a percentage of fees is that the loan yield for installment loans is typically significantly lower than the short-term loan products offered by the Company. During the current quarter, the Company experienced lower loss rates than it has been experiencing, primarily due to the maturing of the installment loan product in its domestic portfolio and a decrease in new customer activity in its U.K. portfolio due to changes initiated in that market during the current quarter. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The following table includes information related only to the Company’s installment loan product and shows the Company’s loss experience trends for installment loans for each of the last five quarters (dollars in thousands):

	2013		2014
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Installment loans:
Consumer loan loss provision	$32,747	$33,220	$28,364	$27,282	$30,039
Charge-offs (net of recoveries)	26,691	32,615	31,869	28,107	27,954
Installment loan average loan balance:(a)
Company owned	$157,183	$181,637	$183,765	$181,358	$193,137
Guaranteed by the Company(b)	10,203	11,457	10,877	8,840	8,357
Combined average consumer loan balance(c)	$167,386	$193,094	$194,642	$190,198	$201,494
Installment loan ratios:
Consumer loan loss provision as a % of combined average consumer loan balance(a)(c)	19.6%	17.2%	14.6%	14.3%	14.9%
Charge-offs (net of recoveries) as a % of combined average consumer loan balance(a)(c)	15.9%	16.9%	16.4%	14.8%	13.9%
Consumer loan loss provision as a % of consumer loan fees	56.2%	50.9%	42.9%	42.4%	46.1%
Allowance and liability for losses as a % of combined ending consumer loan balances, gross(c)	18.4%	17.0%	16.5%	15.6%	15.4%

(a)	The combined average consumer loan balance for installment loans is the simple average of the beginning and ending combined consumer loan balance for the quarter for installment loans.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$60,247	$31,313	$17,188	$108,748	$54,268	$20,610	$8,925	$83,803
Occupancy	30,740	2,920	902	34,562	29,861	2,770	790	33,421
Marketing	1,367	33,393	47	34,807	2,370	36,523	27	38,920
Other	9,514	13,670	4,430	27,614	27,552	11,343	4,666	43,561
Total operations and administration	101,868	81,296	22,567	205,731	114,051	71,246	14,408	199,705
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
Depreciation and amortization	10,211	5,338	4,895	20,444	10,642	3,958	4,183	18,783
Total expenses	$117,255	$86,634	$27,462	$231,351	$124,693	$75,204	$18,591	$218,488
Year-over-year change - $
Operations and administration	$(12,183)	$10,050	$8,159	$6,026	$14,972	$6,798	$(3,280)	$18,490
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
Depreciation and amortization	(431)	1,380	712	1,661	(9,430)	579	560	(8,291)
Total expenses	$(7,438)	$11,430	$8,871	$12,863	$5,542	$7,377	$(2,720)	$10,199
Year-over-year change - %	(6.0)%	15.2%	47.7%	5.9%	4.7%	10.9%	(12.8)%	4.9%

Consolidated total expenses increased $12.9 million, or 5.9%, to $231.4 million in the current quarter compared to $218.5 million in the prior year quarter. Total expenses for the retail services segment decreased $7.4 million, or 6.0%, to $117.3 million during the current quarter compared to $124.7 million in the prior year quarter. Total expenses for the e-commerce segment increased $11.4 million, or 15.2%, to $86.6 million in the current quarter from $75.2 million in the prior year quarter. Total expenses for corporate operations increased $8.9 million, or 47.7%, to $27.5 million during the current quarter compared to $18.6 million during the prior year quarter.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment decreased $12.2 million, or 10.7%, to $101.9 million during the current quarter compared to the prior year quarter. Other operations and administration expenses for the retail services segment decreased $18.0 million, or 65.5%, primarily due to higher legal expenses in the prior year quarter related to the 2013 Litigation Settlement. Offsetting this decrease was a $6.0 million, or 11.0%, increase in personnel expenses for the retail services segment, primarily due to the addition of 42 retail services locations through acquisitions and de novo store growth that occurred since the prior year quarter, normal merit increases and $1.7 million of severance expense incurred in the current quarter in connection with the Corporate Reorganization. Management expects that operations and administration expenses will be lower in the retail services segment in future periods as a result of the Corporate Reorganization that occurred in the current quarter. See “Recent Developments” for additional information.

E-commerce

Operations and administration expenses for the e-commerce segment increased $10.1 million, or 14.1%, to $81.3 million during the current quarter compared to the prior year quarter, primarily due to higher personnel, occupancy and other operations and administration expenses, partially offset by lower marketing expenses.
Personnel expenses increased $10.7 million, or 51.9%, to $31.3 million, in the current quarter compared to the prior year quarter, primarily due to performance-based incentives, increased headcount and normal merit increases.

Other operations and administration expenses increased by $2.3 million, or 20.5%, primarily related to higher accounting and legal professional services incurred in the current quarter in conjunction with the Company’s recent decision to pursue strategic alternatives for the separation of the e-commerce segment and an increase in regulatory-related expenses related to its U.K. business. See “Recent Developments—Review of Strategic Separation Alternatives for the E-commerce Business” and “Recent Developments—Developments in the Company’s Business in the United Kingdom.”

Marketing expenses decreased $3.1 million, or 8.6%, primarily due to a $3.4 million decrease in foreign markets, primarily due to lower pay-per-click internet advertising and direct mail costs in the UK.

Corporate

Corporate administration expenses increased $8.2 million, or 56.6%, to $22.6 million in the current quarter as compared to the prior year quarter, primarily due to $4.4 million of severance expense associated with the Corporate Reorganization and higher performance-based incentive expense.

Loss on divestitures

The Company incurred a loss on divestitures of $5.2 million in the current quarter as a result of a $2.8 million loss on the sale of its Mexico-based pawn operations, a $2.1 million expense recognized related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, and a $0.3 million loss on the sale of its Colorado pawn lending locations. See “Recent Developments—Divestiture of Mexico-based Pawn Operations” and “—Divestiture of Colorado Pawn Shops” for additional information.

Depreciation and Amortization Expenses
Consolidated depreciation and amortization expenses increased $1.7 million, or 8.8%, primarily due to a $1.4 million increase in depreciation expense for the Company’s e-commerce segment, mostly related to the acceleration of depreciation in connection with the expected relocation of its corporate headquarters in 2015.

Interest Expense

Interest expense increased $8.2 million, or 88.6%, to $17.5 million in the current quarter as compared to $9.3 million in the prior year quarter, primarily due to higher average levels of debt outstanding and higher blended cost of debt outstanding than the prior year quarter. During the current quarter, the average amount of debt outstanding increased $114.0 million, to $746.5 million from $632.5 million during the prior year quarter, primarily due to acquisitions completed during 2013 and the issuance by Enova, a wholly-owned subsidiary of the Company, of $500.0 million of 9.75% senior unsecured notes in May 2014 (the “Enova 2021 Senior Notes”). The Company used a portion of the proceeds from the issuance of the Enova 2021 Senior Notes to pay off other debt outstanding. The issuance of this higher-rate debt and the corresponding payoff by the Company of lower-rate debt was the primary factor in the Company’s higher effective blended borrowing cost, which averaged 8.3% in the current quarter compared to 5.8% in the prior year quarter. See “Liquidity and Capital Resources—Cash Flows from Financing Activities—$500.0 million 9.75% Senior Unsecured Notes” for further discussion. If the Enova Spin-off occurs, management expects that the Company’s interest expense in future periods will decrease from current levels due to the removal of the higher rate Enova 2021 Senior Notes from the debt structure.
Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $6.0 million in the current quarter compared to $0.3 million in the prior year quarter associated with the repurchase of $103.5 million of aggregate principal amount of the Company’s outstanding $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”) in the current quarter. The loss in the prior year quarter related to the repurchase of $6.1 million of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”).

Income Taxes

In the current quarter, the Company recorded income tax expense at an effective tax rate of 53.7% compared to an income tax benefit with an effective tax rate of 154.1% for the prior year quarter.  The Company’s tax rate for 2014 was negatively impacted by non-deductible transaction costs associated with the proposed Enova Spin-off and by the write off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations. The Company’s effective tax rate for the prior year quarter was positively impacted by several items, including the recognized income tax benefit of $33.2 million associated with the Creazione Deduction as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.  Without the impact of these items, the Company’s effective tax rate would have been 39.5% and 38.6% for the current quarter and the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013
Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities for the nine months ended September 30, 2014 and 2013 (dollars in thousands except where otherwise noted):

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Pawn loan fees and service charges
Domestic retail services	$241,459	$222,508	$18,951	8.5%
Foreign retail services	5,031	5,432	(401)	(7.4)%
Consolidated pawn loan fees and service charges	$246,490	$227,940	$18,550	8.1%
Average pawn loan balance outstanding
Domestic retail services	$247,002	$228,048	$18,954	8.3%
Foreign retail services	5,347	4,910	437	8.9%
Consolidated average pawn loans outstanding	$252,349	$232,958	$19,391	8.3%
Amount of pawn loans written and renewed
Domestic retail services	$781,437	$707,758	$73,679	10.4%
Foreign retail services	38,837	42,303	(3,466)	(8.2)%
Consolidated amount of pawn loans written and renewed	$820,274	$750,061	$70,213	9.4%
Average amount per pawn loan (in ones)
Domestic retail services	$124	$127	$(3)	(2.4)%
Foreign retail services	$87	$87	$—	—%
Consolidated average amount per pawn loan (in ones)	$122	$124	$(2)	(1.6)%
Annualized yield on pawn loans
Domestic retail services	130.7%	130.5%
Foreign retail services	144.9%	147.9%
Consolidated annualized yield on pawn loans	131.2%	130.8%
Gross profit margin on disposition of merchandise
Domestic retail services	28.4%	31.7%
Foreign retail services	21.0%	17.9%
Gross profit margin on disposition of merchandise	28.2%	31.3%
Merchandise turnover
Domestic retail services	2.2	2.5
Foreign retail services	2.7	2.5
Consolidated merchandise turnover	2.3	2.5

Pawn Loan Fees and Service Charges and Pawn Loan Balances

Consolidated pawn loan fees and service charges increased by $18.6 million, or 8.1%, in the current nine-month period compared to the prior year nine-month period. The increase was driven by higher average consolidated balance of pawn loans outstanding during the current nine-month period which increased $19.4 million, or 8.3%, compared to the prior year nine-month period, primarily due to higher average balances in the second and third quarters of 2014, which offset the lower growth experienced in the first quarter of 2014.

Domestic Pawn Lending

The average balance of domestic pawn loans outstanding during the current nine-month period increased by $19.0 million, or 8.3%, compared to the prior year nine-month period, due to higher average balances in the second and third quarters of 2014 that offset the lower growth experienced in the first quarter of 2014. The average amount per loan in domestic pawn operations decreased slightly to $124 in the current nine-month period from $127 in the prior year nine-month period and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.

Domestic pawn loan fees and service charges increased $19.0 million, or 8.5%, to $241.5 million in the current nine-month period from $222.5 million in the prior year nine-month period. The increase was primarily driven by the higher average domestic pawn loan balances during the current nine-month period as compared to the prior year nine-month period, primarily due to growth from acquisitions and de novo store growth since the prior year nine-month period. Pawn loan yield in the current nine-month period was relatively flat as compared to the prior year nine-month period at 130.7% in 2014 compared to 130.5% in 2013.

Foreign Pawn Lending

Foreign pawn loan fees and service charges were $5.0 million in the current nine-month period compared to $5.4 million in the prior year nine-month period. The slight decrease was primarily due to partial-period operations in the current nine-month period as a result of the Company’s sale of its Mexico-based pawn operations in August 2014. See “Recent Developments—Divestiture of Mexico-based Pawn Operations.”

Proceeds from Disposition of Merchandise and Gross Profit

The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$377,965	$100,349	$478,314	$296,415	$142,494	$438,909
Gross profit on disposition	$125,027	$9,920	$134,947	$108,827	$28,685	$137,512
Gross profit margin	33.1%	9.9%	28.2%	36.7%	20.1%	31.3%
Percentage of total gross profit	92.6%	7.4%	100.0%	79.1%	20.9%	100.0%

The Company has placed a greater emphasis on retail disposition of merchandise in its retail services locations and has placed much less reliance on the disposition of commercial merchandise due to the prevailing lower market price for pure gold. Management expects this trend to continue and will focus on the retail profit on the disposition of merchandise as the percentage of gross profit from commercial sales has become a less significant percentage of the total gross profit from dispositions. This shift has resulted in higher levels of merchandise available for disposition and a decrease in inventory turnover ratio in the current nine-month period compared to the prior year nine-month period as more goods are available for sale in retail services locations.

The total proceeds from disposition of merchandise increased $39.4 million, or 9.0%, in the current nine-month period compared to the prior year nine-month period primarily as a result of the emphasis on retail sales. Total gross profit from the disposition of merchandise decreased $2.6 million, or 1.9%, during the current nine-month period compared to the prior year nine-month period, primarily due to the decrease in commercial sales activity and lower gross profit margin on commercial sales during the current nine-month period, partially offset by an increase in gross profit from retail sales activity. The overall gross profit margin decreased to 28.2% in the current nine-month period compared to 31.3% in the prior year nine-month period, primarily due to lower retail margins and a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover rate decreased to 2.3 times during the current nine-month period compared to 2.5 times in the prior year nine-month period, primarily due to management’s decision to emphasize retail disposition activity rather than routinely disposing of a higher volume of merchandise on regular intervals through commercial sales.

Domestic disposition of merchandise

During the current nine-month period, management continued its strategy of increasing retail disposition activities and de-emphasizing commercial disposition activities. Reflecting the results of this strategy, proceeds from domestic retail dispositions increased $81.7 million, or 28.6%, and domestic retail disposition gross profit increased $16.0 million, or 15.1%. The domestic operations gross profit margin on the retail disposition of merchandise decreased to 33.4% in the current nine-month period compared to 37.3% in the prior year nine-month period, primarily due to the discounting of retail merchandise prices on general merchandise items, heavily weighted in electronics, to enhance sales.

Domestic proceeds from commercial dispositions decreased 29.4%, or $41.4 million. Gross profit from commercial dispositions in domestic operations decreased $18.8 million, and gross profit margin from commercial dispositions decreased to 10.0% in the current nine-month period from 20.4% in the prior year nine-month period. This decrease was mainly due to a lower average price per ounce of gold sold and a slight increase in the cost of gold sold.

Foreign disposition of merchandise

The Company sold its foreign retail services business during the current nine-month period. See “Recent Developments—Divestiture of Mexico-based Pawn Operations.”

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $48.8 million, or 7.6%, to $689.0 million in the current nine-month period compared to $640.2 million in the prior year nine-month period. The increase in consumer loan fees is primarily due to growth in consumer loan balances in the domestic e-commerce segment, contributing $60.8 million of the consolidated increase. Offsetting the increase from the domestic e-commerce segment was a $10.0 million decrease in consumer loan fees in the retail services segment, primarily due to a decrease in 2013 and 2014 in the number of retail services locations offering consumer loan products and reduced consumer loan demand in the Company’s retail services locations. Additionally, consumer loan fees in the foreign e-commerce segment decreased $2.0 million, primarily due to the impact of regulatory changes on the Company’s U.K. consumer loan business.

Consumer loan fees from the foreign component of the e-commerce segment were 44.0% of consumer loan fees for the e-commerce segment and 39.3% of consolidated consumer loan fees in the current nine-month period, compared to 49.1% of consumer loan fees for the e-commerce segment and 42.6% of consolidated consumer loan fees in the prior year nine-month period. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for a discussion about the changes being made to the Company’s U.K. consumer loan business.

Consumer Loan Loss Provision

The consumer loan loss provision decreased by $22.1 million, or 8.8%, to $229.7 million in the current nine-month period from $251.8 million in the prior year nine-month period. The loss provision as a percentage of consumer loan fees decreased to 33.3% in the current nine-month period compared to 39.3% in the prior year nine-month period. The decrease was predominately due to the lower loss experience across all products in the Company’s consumer loan portfolio, primarily in the e-commerce segment. During the current nine-month period as compared to the prior year nine-month period, the Company experienced fewer delinquencies, increased collections and a higher percentage mix of the number of loans written and renewed to customers with established payment histories. In addition, the Company recently made refinements to its consumer loan underwriting models partially as a result of changes made to the Company’s U.K. consumer loan business, which it believes also contributed to the recent improvements in loss rates. See “Recent Developments—Developments in the Company’s Business in the United Kingdom” for further discussion.

The combination of the decrease in the consumer loan loss provision with higher consumer loan fees led to a 18.2% increase in consumer loan fees, net of the consumer loan loss provision, which increased by $70.8 million, to $459.2 million in the current nine-month period compared to the prior year nine-month period. The increase in consumer loan fees, net of the consumer loan loss provision contributed significantly to the consolidated increase in net revenue during the current nine-month period. Contributions from the line of credit and installment loan products offset a decrease in net revenue from the short-term consumer loan product during the period.

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current and prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2014				2013
	Short-term loans	Line of credit accounts	Installment loans	Total	Short-term loans	Line of credit accounts	Installment loans	Total
Retail services	$63,913	$—	$10,577	$74,490	$74,999	$—	$9,474	$84,473
E-commerce
Domestic	131,910	112,804	99,208	343,922	138,546	82,072	62,479	283,097
Foreign	68,660	116,036	85,848	270,544	172,003	19,949	80,677	272,629
Total E-commerce	200,570	228,840	185,056	614,466	310,549	102,021	143,156	555,726
Consumer loan fees	$264,483	$228,840	$195,633	$688,956	$385,548	$102,021	$152,630	$640,199
Less: consumer loan loss provision	72,963	71,074	85,685	229,722	129,903	41,612	80,259	251,774
Consumer loan fees, net loss provision	$191,520	$157,766	$109,948	$459,234	$255,645	$60,409	$72,371	$388,425
Year-over-year change - $	$(64,125)	$97,357	$37,577	$70,809	$(18,220)	$32,670	$34,398	$48,848
Year-over-year change - %	(25.1)%	161.2%	51.9%	18.2%	(6.7)%	117.8%	90.6%	14.4%
Consumer loan loss provision as a % of consumer loan fees	27.6%	31.1%	43.8%	33.3%	33.7%	40.8%	52.6%	39.3%

Consumer Loan Loss Experience

The consumer loan loss provision in the current nine-month period was $229.7 million, which was composed of $230.3 million related to Company-owned consumer loans, offset by $0.6 million decrease related to loans guaranteed by the Company through the CSO programs. The consumer loan loss provision in the prior year nine-month period was $251.8 million, which was composed of $252.4 million related to Company-owned consumer loans, offset by a $0.6 million decrease related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net of recoveries, were $242.9 million and $248.2 million in the current nine-month period and prior year nine-month period, respectively.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2014				2013
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$181,882	$83,059	$44,747	$309,688	$160,593	$69,055	$33,417	$263,065
Occupancy	92,661	8,879	2,439	103,979	84,362	8,168	2,461	94,991
Marketing	5,516	92,699	171	98,386	8,918	94,592	105	103,615
Other	29,786	37,090	13,363	80,239	46,968	30,120	14,712	91,800
Total operations and administration	309,845	221,727	60,720	592,292	300,841	201,935	50,695	553,471
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
Depreciation and amortization	31,461	13,772	13,969	59,202	29,172	12,986	12,156	54,314
Total expenses	$346,482	$235,499	$74,689	$656,670	$330,013	$214,921	$62,851	$607,785
Year-over-year change - $
Operations and administration	$9,004	$19,792	$10,025	$38,821	$6,283	$33,397	$(1,769)	$37,911
Loss on divestitures	5,176	—	—	5,176	—	—	—	—
Depreciation and amortization	2,289	786	1,813	4,888	(7,795)	3,705	1,522	(2,568)
Total expenses	$16,469	$20,578	$11,838	$48,885	$(1,512)	$37,102	$(247)	$35,343
Year-over-year change - %	5.0%	9.6%	18.8%	8.0%	(0.5)%	20.9%	(0.4)%	6.2%

Consolidated total expenses increased $48.9 million, or 8.0%, to $656.7 million in the current nine-month period compared to $607.8 million in the prior year nine-month period. Total expenses for the retail services segment increased $16.5 million, or 5.0%, to $346.5 million during the current nine-month period compared to $330.0 million in the prior year nine-month period. Total expenses for the e-commerce segment increased $20.6 million, or 9.6%, to $235.5 million in the current nine-month period. Total expenses for corporate operations increased $11.8 million, or 18.8%, to $74.7 million in the current nine-month period compared to $62.9 million in the prior year nine-month period.

Operations and Administration Expenses

Retail Services

Operations and administration expenses for the retail services segment increased $9.0 million, or 3.0%, to $309.8 million during the current nine-month period compared to the prior year nine-month period. Personnel expenses for the retail services segment increased $21.3 million, or 13.3%, in the current nine-month period compared to the prior year nine-month period, primarily due to acquisitions and de novo store growth that occurred since the prior year nine-month period, normal merit increases and $1.7 million of severance expense incurred in the current nine-month period related to the Corporate Reorganization. Occupancy expenses, which include rent, property taxes, insurance, utilities and maintenance, increased $8.3 million, or 9.8%, in the current nine-month period compared to the prior year nine-month period, primarily due to normal rent increases and higher insurance costs, acquisitions and de novo store growth. Offsetting these increases was a $17.2 million decrease in other operations and administration expense for the retail services segment, primarily due to legal expense related to the 2013 Litigation Settlement in prior year nine-month period. Marketing expense decreased $3.4 million, which was primarily due to a reduction in certain advertising activities in the current nine-month period as compared to the prior year nine-month period.

E-commerce

Operations and administration expenses for the e-commerce segment increased $19.8 million, or 9.8%, to $221.7 million during the current nine-month period compared to the prior year nine-month period, primarily due to higher personnel and other operations and administration expenses.

Personnel expenses increased $14.0 million to $83.1 million, in the current nine-month period compared to the prior year nine-month period, primarily due to performance-based incentives, increased headcount and normal merit increases.

Other operations and administration expenses increased by $7.0 million, or 23.1%, primarily related to higher accounting and legal professional services incurred in the current nine-month period in conjunction with the Company’s decision to pursue strategic alternatives for the separation of the e-commerce segment and an increase in regulatory related expenses related to its foreign business. See “Recent Developments—Review of Strategic Separation Alternatives for the E-commerce Business” and “Recent Developments—Developments in the Company’s Business in the United Kingdom.”

Corporate
Corporate administration expenses increased $10.0 million, or 19.8%, to $60.7 million in the current nine-month period, primarily due to higher personnel expenses, primarily attributable to $4.4 million of severance expense, which was related to the Corporate Reorganization, and to higher incentive and compensation expenses in the current nine-month period compared to the prior year nine-month period.

Loss on divestitures

The Company incurred a loss on divestitures of $5.2 million in the current quarter as a result of a $2.8 million loss on the sale of its Mexico-based pawn operations, a $2.1 million expense recognized related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, and a $0.3 million loss on the sale of its Colorado pawn lending locations. See “Recent Developments—Divestiture of Mexico-based Pawn Operations” and “—Divestiture of Colorado Pawn Shops” for additional information.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $4.9 million, or 9.0%, primarily due to an increase in these expenses in the retail services segment from the addition of 42 retail services locations and the amortization of certain intangible assets related to acquisitions completed in 2013, and an increase in depreciation expense in the e-commerce segment, mainly related to the acceleration of depreciation in the current nine-month period in connection with the expected relocation of its corporate headquarters in 2015.

Interest Expense

Interest expense increased $14.8 million, or 57.6%, to $40.4 million in the current nine-month period as compared to $25.6 million in the prior year nine-month period, primarily due to higher average levels of debt outstanding and a higher blended cost of debt outstanding than the prior year nine-month period. During the current nine-month period, the average amount of debt outstanding increased $148.8 million, to $714.3 million from $565.5 million during the prior year nine-month period, primarily due to the issuance of the Enova 2021 Senior Notes in May 2014. The Company used a portion of the proceeds from the issuance of the Enova 2021 Senior Notes to pay off other debt outstanding. The issuance of this higher-rate debt by Enova and the corresponding payoff by the Company of lower-rate debt was the primary factor in the Company’s higher effective blended borrowing cost, which increased to 6.7% in the current nine-month period compared to 5.5% in the prior year nine-month period. See “Liquidity and Capital Resources—Cash Flows from Financing Activities—$500.0 million 9.75% Senior Unsecured Notes” for further discussion.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $22.6 million in the current nine-month period compared to $0.3 million in the prior nine-month period. This loss was primarily composed of a $6.0 million loss during the third quarter of 2014 related to the repurchase of $103.5 million of aggregate principal amount of the Company’s 2018 Senior Notes and a $15.0 million loss during the second quarter of 2014 associated with the prepayment of $106.2 million of aggregate principal amount of the Company’s outstanding private placement notes.

Income Taxes

The Company’s effective tax rate was 39.8% in the current nine-month period compared to 9.9% in the prior year nine-month period. The Company’s tax rate for the current nine-month period was negatively impacted by non-deductible transaction costs associated with the proposed Enova Spin-off and by the write off of non-deductible goodwill associated with the sale of its Mexico-based pawn operations. The effective tax rate for the prior year nine-month period was positively impacted by several items, including the recognized income tax benefit of $33.2 million associated with the Creazione Deduction as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.  Without the impact of these items, the Company’s effective tax rate would have been 37.4% and 36.6% for the current nine-month period and the prior year nine-month period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
Cash flows provided by operating activities	$432,799		$431,319
Cash flows used in investing activities
Pawn activities	$(32,810)		$(22,826)
Consumer loan activities	(225,810)		(290,289)
Acquisitions	(1,204)		(104,668)
Property and equipment additions	(42,454)		(43,006)
Proceeds from sale of marketable securities	—		6,616
Proceeds from divestitures, net of cash divested	21,534		—
Other investing	(307)		1,182
Total cash flows used in investing activities	$(281,051)		$(452,991)
Cash flows used in financing activities	$(91,922)		$39,633
Working capital	$914,119		$820,258
Current ratio	6.6	x	5.8	x
Merchandise turnover	2.3	x	2.5	x
Debt to Adjusted EBITDA ratio(a)	2.1	x	2.2	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Management expects the Company’s U.K. consumer loan business in its e-commerce segment to be affected by the changes it has made and is making to its U.K. business practices in response to the requirements of the FCA.  See “Recent Developments—Developments in the Company’s Business in the United Kingdom.”
Cash Flows from Operating Activities

Net cash provided by operating activities increased $1.5 million, or 0.3%, from $431.3 million in the prior year nine-month period to $432.8 million in current nine-month period.

The increase was primarily due to:

•
a $42.6 million change in income taxes, which increased net income in 2013, primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction in 2013 and a reduction of the Company’s 2014 estimated tax payments resulting from the application of a 2013 tax overpayment against the 2014 estimated tax liability; and

•
$18.4 million of other increases to operating cash flow, primarily consisting of a decrease in consumer loan interest and fees receivable associated with lower consumer loan balances in the current nine-month period and a decrease in restricted cash from the reclassification during the current nine-month period of cash from “Restricted cash” to “Cash and cash equivalents” on the Company’s consolidated balance sheet in connection with the release of restrictions on certain funds associated with the Company’s Consent Order issued by the CFPB in November 2013.

Offset by:

•	a $38.9 million decrease in net income; and

•	a $22.1 million decrease in the consumer loan loss provision, a non-cash item.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $171.9 million, or 38.0%, from $453.0 million in the prior year nine-month period to $281.1 million in the current nine-month period.

The decrease in net cash used was primarily due to:

•
a $103.5 million decrease in payments for acquisitions, primarily due to a significant acquisition that occurred in the prior year nine-month period with no comparable acquisition in the current nine-month period;

•	a $64.5 decrease in cash used from consumer loan activities as a result of decreased loans written and increased payments from customers and collections on consumer loans; and

•	a $21.5 million cash received from the sale of the Company’s Mexico-based pawn operations.

Offset by:

•	a $10.0 million increase from pawn activities as a result of an increase in pawn loans written, offset by increased sales of forfeited merchandise and higher repayments of pawn loans.

Management anticipates that expenditures for software, property and equipment related to its operations for the remainder of 2014 will be between $10 million and $20 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades and technology infrastructure.

Cash Flows from Financing Activities

Net cash flows from financing activities was a use of cash of $91.9 million in the current nine-month period and a source of cash of $39.6 million in the prior year nine-month period. The $131.5 million change in cash flows from financing activities was primarily due to:

•	a $362.1 million increase in cash used for repayments of debt and the Company’s line of credit;

Offset by:

•	a $187.0 increase in cash received from the issuance of debt, net of payments for debt issuance costs; and

•
a $44.0 million decrease in cash used for repurchases of shares of Company common stock through open market transactions. See “Share Repurchases” below for additional information related to share repurchase activity.

Financing activities for the current and prior year nine-month periods are described in greater detail below.

$500.0 million 9.75% Senior Unsecured Notes

On May 30, 2014, Enova issued and sold $500.0 million in aggregate principal amount of 9.75% Senior Notes due 2021 (the “Enova 2021 Senior Notes”). The Enova 2021 Senior Notes bear interest at a rate of 9.75% annually on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2014. The Enova 2021 Senior Notes were sold at a discount of the principal amount to yield 10.0% to maturity, generating proceeds of $493.9 million before debt issuance costs of $14.7 million. The Enova 2021 Senior Notes will mature on June 1, 2021. The Enova 2021 Senior Notes are unsecured debt obligations of Enova, and are unconditionally guaranteed by all of Enova’s domestic subsidiaries. Neither the Company nor any of its other subsidiaries that are not subsidiaries of Enova guarantee the Enova 2021 Senior Notes. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova 2021 Senior Notes Indenture.

Enova Line of Credit

On May 14, 2014, Enova and certain of its domestic subsidiaries, as guarantors, entered into a credit agreement among Enova, the guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender (the “Enova Credit Agreement”). The Enova Credit Agreement provides for an unsecured revolving credit facility of an aggregate principal amount of up to $75.0 million, including a multi-currency sub-facility that gives Enova the ability to borrow up to $25.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Enova Credit Agreement (the “Enova Credit Facility”). The Enova Credit Facility will mature on June 30, 2017. However, if Enova’s guarantees of the Company’s indebtedness are not released on or before March 31, 2015, the Enova Credit Agreement provides that the Enova Credit Facility will instead mature on March 31, 2015. Enova did not draw on the Enova Credit Facility during the current nine-month period. Enova’s ability to pay dividends or make distributions to the Company is subject to certain limitations in the Enova Credit Agreement.

Debt Prepayments and Paydown of Domestic and Multi-Currency Line of Credit

In connection with the proceeds received from Enova’s repayment of intercompany indebtedness to the Company following the issuance of the Enova 2021 Senior Notes, in May 2014, the Company repaid the entire amount outstanding on its domestic and multi-currency line of credit (the “Domestic and Multi-currency Line of Credit”). The Company drew on the Domestic and Multi-currency Line of Credit during the current quarter, and, as of September 30, 2014, the Company had $9.6 million in borrowings outstanding. Additionally, the Domestic and Multi-currency Line of Credit was amended in May 2014, and that amendment contains restrictions on the Company and its subsidiaries with regard to making any additional investments, loans or cash distributions to Enova.

The Company prepaid all of its outstanding private placement notes during the current nine-month period, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. In addition, the Company also prepaid all of its variable rate senior unsecured notes during the current nine-month period, which included an aggregate principal repayment of $31.3 million.

2029 Convertible Notes

During the first quarter of 2014, the Company repurchased $58.6 million aggregate principal amount of its $115.0 million aggregate principal amount of the 2029 Convertible Notes in privately-negotiated transactions for aggregate cash consideration of $89.5 million. In addition, pursuant to the terms of the 2029 Convertible Notes, all remaining holders of outstanding notes elected to convert their notes on May 15, 2014. The Company elected to pay cash for the $44.4 million of principal amount of all converted notes outstanding at that date, and the Company re-issued 747,085 shares of common stock held in treasury for the amount in excess of principal owed to noteholders as a result of the net-share settlement provisions in the Indenture that governs the 2029 Convertible Notes.

$300.0 million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of the 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. During the current nine-month period, the Company repurchased $103.5 million aggregate principal amount of the 2018 Senior Notes for aggregate cash consideration of $107.2 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $6.0 million.

Letters of Credit and Other Debt Information

As of September 30, 2014, the Company had standby letters of credit of $12.6 million issued under the Company’s $20.0 million letter of credit facility associated with the Domestic and Multi-currency Line of Credit. As of September 30, 2014, Enova had standby letters of credit of $3.0 million under the $20.0 million letter of credit facility associated with the Enova Credit Facility.

The debt agreements of the Company and Enova require both companies to maintain certain financial ratios. As of September 30, 2014, the Company and Enova were in compliance with all covenants and other requirements set forth in each of their debt agreements. As of September 30, 2014, the Company’s available borrowings under its Domestic and Multi-currency Line of Credit and Enova Credit Facility were $270.4 million and $72.0 million, respectively. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, the Enova Credit Facility, anticipated cash generated from operations and current working capital of $914.1 million is sufficient to meet the Company’s anticipated capital requirements for its business.

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

If the proposed Enova Spin-off is completed, management expects that the Company’s future liquidity, cash flows and financial position will be affected. Some of the potential impacts on liquidity and cash flows include a decrease in operating cash flow, a decrease in total debt outstanding and a decrease in cash payments for interest. Management believes that the strategies outlined above would allow the Company to continue to meet its anticipated capital requirements for its business.

Share Repurchases

During the current nine-month period, the Company did not purchase any shares in open market transactions. However, the Company repurchased a portion of the outstanding 2029 Convertible Notes, which reduced the number of diluted weighted average shares outstanding for the current nine-month period.

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and canceled the Company’s previous share repurchase authorization from January 2011. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market conditions, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives. At September 30, 2014, there were 1,533,300 shares remaining under the 2013 authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes.

Contractual Obligations and Commitments

The Company is providing an update for lease obligation information related to Enova in connection with new lease agreements that Enova entered into during the third quarter of 2014, as described below. Except as described below, there were no material changes to the Company’s lease obligations as of September 30, 2014.

On July 25, 2014, Enova entered into new office lease agreements for approximately 160,000 square feet of office space for its headquarters in Chicago, Illinois. The lease term is 12 years, with options to renew for two five-year terms. Under the terms of the lease, Enova was provided $9.8 million in leasehold incentives and $8.5 million in rent abatements. Enova is responsible for paying its proportionate share of the actual operating expenses and real estate taxes under this arrangement. As of September 30, 2014 and until completion of Enova Spin-off, the lease obligations of Enova are also the Company’s obligations. Upon completion of the Enova Spin-off, all of the lease obligations of Enova shown below will become solely the lease obligations of Enova.

Total future lease obligations under non-cancelable leases for Enova as of December 31, 2013 were $10.9 million. As of September 31, 2014, future lease obligations due under Enova’s non-cancelable leases are as follows (dollars in thousands):

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Lease obligations of Enova	$825	$3,351	$3,324	$5,864	$5,023	$47,883	$66,270

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Loans secured by a customer’s vehicle, which are included in the Company’s installment loan portfolio, that are guaranteed typically have available terms of up to 60 months.

As of September 30, 2014 and 2013, the amount of consumer loans guaranteed by the Company was $47.3 million and $50.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.5 million and $2.8 million as of September 30, 2014 and 2013, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 11 of Part I, “Item 1. Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth below and on Exhibit 99.1 to the Current Report on Form 8-K dated and filed on May 14, 2014 and incorporated herein by reference, there have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Risks Related to the E-Commerce Segment’s Business in the United Kingdom

The United Kingdom has imposed, and continues to impose, increased regulation of the short-term high-cost credit industry with the stated expectation that some firms will exit the market.

The Company offers consumer loans through its e-commerce segment (that comprises its E-commerce Division, and is also referred to as Enova International, Inc. (“Enova”)) in the United Kingdom and is subject to regulation by the Financial Conduct Authority (the “FCA”), the Financial Services and Markets Act 2000 (the “FSMA”), the European Union Consumer Credit Directive, the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under it, among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act 2012 (the “FSA Act 2012”), which created a new regulatory framework for the supervision and regulation of the consumer credit industry in the United Kingdom, including the consumer lending industry in which Enova operates. The FSA Act 2012 mandated that, in April 2014, the FCA take over responsibility for regulating consumer credit from the Office of Fair Trading (the “OFT”) and it also made changes to the relevant legislation including the CCA and the FSMA. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT continued to regulate consumer credit, including the short-term loan market.

The FCA regulates consumer credit and related activities pursuant to the FSMA and the FCA Handbook, which includes prescriptive rules and regulations and carries across many of the standards set out in the CCA and its secondary legislation as well as the OFT’s previous Irresponsible Lending Guidance (the “Guidance”). The regulations under the FCA consumer credit regime are more prescriptive than the former U.K. consumer credit regime and impose more stringent requirements relating to what a lender may and may not do. The FSMA gives the FCA the power to authorize, supervise, examine and bring enforcement actions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. On February 28, 2014, the FCA issued the Consumer Credit Sourcebook (the “CONC”), contained in the FCA Handbook. The CONC incorporates prescriptive regulations for consumer loans such as those that Enova offers, including mandatory affordability checks on borrowers, limiting the number of rollovers to two, restricting how lenders can advertise, banning advertisements it deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority (which provides a creditor the ability to directly debit a customer’s account for payment when authorized by the customer to do so) to pay off a loan. Certain provisions of the CONC took effect on April 1, 2014, and other provisions for high-cost short-term credit providers, such as the limits on rollovers, continuous payment authority and advertising, took effect on July 1, 2014. As a result of the FCA’s requirements, Enova has made, and is in the process of making, significant adjustments to many of its business practices in the United Kingdom, as discussed below under “Enova’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about Enova’s compliance with applicable U.K. regulations, which has caused and will continue to cause Enova to make significant changes to its U.K. business that will negatively impact Enova’s U.K. operations and results, and this impact will likely be significant.”
In addition, on December 18, 2013, the United Kingdom passed the Financial Services (Banking Reform) Act, which includes an amendment to the FSMA that requires the FCA to introduce rules “with a view to securing an appropriate degree of protection for borrowers against excessive charges” on “high-cost short-term” consumer loans. On July 15, 2014, the FCA issued a consultation paper proposing a cap on the total cost of credit and requesting comments on the proposal. The consultation paper proposed a maximum rate of 0.8% of principal per day, and the proposal limits the total fees, interest (including post-default interest) and charges (including late fees which are capped at £15) to an aggregate amount not to exceed 100% of the principal amount loaned. The FCA has requested comments on the proposal and is expected to issue a final rule in November 2014. The final rule on a cost of credit cap will likely become effective by January 2, 2015, as required by the 2013 amendment to the FSMA. As a result, Enova will need to change the products that it offers, including increasing the minimum monthly payment under its line of credit products in the United Kingdom. Enova is still assessing the full impact of the potential cost of credit cap changes as they are currently proposed and what affect such changes may have on its business, prospects, results of operations, financial condition and cash flows; however, after Enova has made all of the other changes to its U.K. business discussed below under “Enova’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about Enova’s compliance with applicable U.K. regulations, which has caused and will continue to cause Enova to make significant changes to its U.K. business that will negatively impact Enova’s U.K. operations and results, and this impact will likely be significant” Enova does not currently expect the impact of the modifications made to address a final cost of credit rule that tracks the proposed parameters to be significant. The final rule that is adopted by the FCA may not have similar parameters as the proposed rules, and if the final rules are more restrictive, Enova could have to make additional modifications to the products it offers in the United Kingdom or cease offering such products. Any changes Enova makes to its U.K. operations as a result of the final rule could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.
The FCA has stated that actions taken by it with respect to the payday industry will likely force a quarter or more of the firms out of the industry. During the nine-month periods ended September 30, 2014 and September 30, 2013 and the twelve-month period ended December 31, 2013, the Company’s U.K. operations represented 21.5%, 20.0% and 19.9%, respectively, of the Company’s consolidated net revenue. The results for the nine-month period ended September 30, 2014 do not include the full impact of the changes described above, and the results for the nine-month period ended September 30, 2013 and the twelve-month period ended December 31, 2013 do not include any impact of these changes. The results for each of these periods are not indicative of future results of operations and cash flows from the Company’s operations in the United Kingdom.
These legislative or regulatory activities and changes that Enova has implemented or is required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on Enova’s U.K. business, as further described below under “Enova’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about Enova’s compliance with applicable U.K. regulations, which has caused and will continue to cause significant changes to Enova’s U.K. business that will negatively impact Enova’s U.K. operations and results, and this impact will likely be significant,” and “Due to restructuring of the consumer credit regulatory framework in the United Kingdom, Enova is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that Enova will receive full authorization to continue offering consumer loans in the United Kingdom.”
Due to restructuring of the consumer credit regulatory framework in the United Kingdom, Enova is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that Enova will receive full authorization to continue offering consumer loans in the United Kingdom.
Enova has obtained interim permission from the FCA to provide consumer credit and perform related activities. Enova is required to apply for and obtain full authorization from the FCA to continue to provide consumer credit. In order to obtain full authorization, and as a threshold condition to maintaining its interim permission to provide consumer credit in the United Kingdom, Enova is required to demonstrate that it satisfies, and continues to satisfy, certain minimum standards set out in the FSMA, including certain specified “threshold conditions,” and this may result in additional costs to Enova that could be significant. As a “threshold condition” to maintaining its interim permission and to obtaining and retaining full authorization, the FCA must be satisfied that Enova can be “effectively supervised” by the FCA, as this term is defined in the FSMA. The FCA has informed Enova that it has concerns that Enova cannot presently be “effectively supervised” given its structure with all of its operations conducted outside of the United Kingdom. Enova has historically performed substantially all of its U.K. business operations from the United States, as business functions have been performed remotely from Enova’s U.S. facilities. In order to alleviate the FCA’s concerns in relation to Enova’s ability to presently demonstrate to the FCA that it is capable of being effectively supervised, Enova is in the process of establishing an office in the United Kingdom. Furthermore, the FCA must approve certain individuals conducting “controlled functions” with respect to the operation and management of Enova’s U.K. business. All of these changes will result in additional costs. Enova is in frequent communication with the FCA regarding its activities to address the FCA’s concerns about the threshold conditions. The FCA has the power to revoke Enova’s interim permission to conduct a consumer credit business if it determines Enova does not meet the threshold conditions. Additionally, the FCA could elect to impose additional conditions that could delay the authorization process, further increase Enova’s compliance costs or require further changes to the conduct of Enova’s U.K. business that could have a material adverse effect on Enova’s U.K. operations.
Enova will begin the official application process for full authorization in late 2014 or early 2015. The FCA is expected to complete the process of reviewing applications of previous OFT license holders, such as Enova, for full authorization by April 1, 2016, and there is no guarantee that Enova will receive full authorization. If Enova does not receive full authorization, it will have to cease its U.K. consumer loan business.
Enova’s primary regulators in the United Kingdom have expressed and continue to express serious concerns about Enova’s compliance with applicable U.K. regulations, which has caused and will continue to cause Enova to make significant changes to its U.K. business that will negatively impact Enova’s operations and results, and this impact will likely be significant.
In February 2012, the OFT launched a review of the payday lending sector to assess the sector’s compliance with the CCA, the Guidance, and other relevant guidance and legal obligations. As part of this review, the OFT conducted examinations of a number of payday lenders in the United Kingdom, including Enova, to assess individual company compliance with these laws and guidance. In May 2013, the OFT sent Enova a letter of findings related to its examination of Enova’s U.K. short term consumer loan (or payday) business, which indicated that Enova may not have been complying fully with all aspects of the Guidance, the CCA and other relevant laws and guidance. This letter indicated the OFT’s general and specific concerns in the following categories: advertising and marketing, pre-contract information and explanations, affordability assessments, rollovers, debt forbearance and debt collection, and regulatory and other compliance issues. As requested by the OFT, in July 2013, Enova provided the OFT with an independent audit report setting out the steps taken to address each concern the OFT had identified in its letter. Through March 2014, Enova continued to receive additional requests for data and documentation from the OFT, and Enova complied with those requests.
The FCA has now assumed the supervision and regulation of Enova, and Enova continues to receive additional requests for data and documentation from the FCA about its consumer loan products and has been complying with those requests. The FCA informed Enova that it has serious concerns regarding its compliance with the FCA’s rules and principles, including those with respect to its affordability assessment process in determining whether the loans Enova makes are affordable for its customers and its debt forbearance practices (or its practices regarding customers who have indicated they are experiencing financial difficulty). The FCA also noted concerns regarding certain of Enova’s advertising practices. Enova has been, and continues to be, in frequent communication with the FCA regarding the concerns raised by the FCA and Enova’s efforts to address such concerns through, among other things, significant modifications to its business practices. The FCA is closely monitoring Enova’s efforts to comply with its requirements, including Enova’s changes to its business practices made in an effort to comply with the FCA’s concerns. For example, Enova is in the process of establishing an office in the United Kingdom to help alleviate the FCA’s concerns about effective supervision, and Enova will be required to obtain

FCA approval of certain individuals performing “controlled functions,” as defined by applicable regulation, as discussed above under “Due to restructuring of the consumer credit regulatory framework in the United Kingdom, Enova is required to obtain full authorization from its U.K. regulators to continue providing consumer credit and perform related activities in the United Kingdom, and there is no guarantee that Enova will receive full authorization to continue offering consumer loans in the United Kingdom.”
In addition, Enova has made and is in the process of making significant adjustments to many of its business practices, including modifying its affordability assessments and underwriting standards, reducing certain maximum loan amounts, changing its collections processes (including its practices relating to continuous payment authority) and debt forbearance practices and altering certain advertising practices, all of which Enova believes will result in a significant year-over-year decrease in its U.K. loan volume, U.K. loan balances and U.K. revenue for the remainder of 2014 and potentially into 2015 as a result of adapting its U.K. business practices in response to the requirements of the FCA. The implementation of stricter affordability assessments and underwriting standards will result in a decrease in the number of consumer loans written, the average consumer loan amount and the total amount of consumer loans written to new and existing customers. Additionally, the changes Enova is making to its collections and debt forbearance practices in the United Kingdom could result in lower collection rates, and Enova will experience an increase in compliance- and administrative-related costs for its U.K. operations. In addition, the FCA could require Enova to make additional changes to its business that could further negatively affect future results for Enova’s U.K. operations. Enova is still assessing the potential impact of the changes it is making to its U.K. operations and what affect such changes will have on its business, but the impact of these changes is likely to be significant for the balance of 2014 and potentially into 2015 and could result in a material adverse effect on the Company’s U.K. business and its prospects, results of operation, financial condition and cash flows.
Enova is subject to examination and review by the FCA. If such examination or review identifies activities that are deemed by the FCA to have caused consumer detriment or are not in compliance with the FCA’s requirements, the FCA could require Enova to take remedial action, which could result in additional changes to Enova’s business practices, the payment of consumer redress, fines or penalties, the denial of Enova’s permanent authorization application, the withdrawal of Enova’s interim authorization or permanent authorization if granted, or other remedial actions.
Enova may not be able to successfully implement the changes it is making to its U.K. business described above or any additional changes Enova may be required to make to address concerns raised by the FCA. Any inability to make changes to the satisfaction of the FCA could also have an adverse effect on Enova’s existing interim authorization from the FCA to continue to provide consumer credit and on Enova’s ability to obtain full authorization from the FCA, and Enova may not be able to successfully resolve the concerns expressed by the FCA. Any such changes or Enova’s failure to successfully make any such changes or resolve the concerns of the FCA could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and cash flows.
Competition regulators in the United Kingdom are currently reviewing Enova’s industry and could order remedial action, which could materially adversely affect Enova’s business or even impair Enova’s ability to continue its current operations in the United Kingdom.
In June 2013, the OFT referred the payday lending industry in the United Kingdom to the Competition Commission, which is now the Competition & Markets Authority (the “CMA”), for a market investigation. The CMA has been gathering data from industry participants, including Enova, in connection with its review of the United Kingdom payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken.
On June 11, 2014, the CMA released a provisional findings report in which it indicated that it believes that many payday lenders fail to compete on price and indicated that it will look at potential ways to increase price competition. The CMA also announced the expansion of its review of the payday lending industry to include lead generators. The CMA announced its provisional decision on remedies on October 9, 2014, which includes the establishment of independent price comparison websites, requires more clear upfront disclosure of borrowing costs if a loan is not paid back in full and on time, requires periodic account statements to be provided to borrowers and requires greater transparency about the role played by lead generators. The CMA also indicated it is expanding its review of the payday lending industry to include lead generators.
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
Risks Related to the Proposed Separation of Enova
There are risks associated with the potential separation of Enova.
On October 22, 2014, the Company’s Board of Directors approved the separation of Enova through a tax-free spin-off of approximately 80% of the outstanding shares of Enova to holders of the Company’s common stock. Subject to the satisfaction of certain conditions to the spin-off, the distribution is expected to occur at 12:01 am ET on November 13, 2014. The Company’s shareholders will receive 0.915 shares of Enova common stock for every one share of Company common stock held at the close of business November 3, 2014, which is the record date for the distribution. Following the distribution of Enova common stock, Enova will be an independent, publicly traded company. Enova has been approved to list its shares of common stock on the New York Stock Exchange under the symbol “ENVA.” The separation is subject to a number of conditions, and external events beyond the control of the Company and Enova could impact the timing or occurrence of a separation.
The combined value of the shares of the Company and Enova following the separation may not equal or exceed the value of the Company’s shares prior to the separation.
After the separation and distribution of Enova’s shares to the Company’s shareholders through a tax-free spin-off of Enova (the “distribution”), the Company and Enova will be separate publicly traded companies that will each be traded on the New York Stock Exchange. The combined trading prices of the Company’s common stock and Enova’s common stock after the distribution, as adjusted for any changes in the combined capitalization of both companies, may not be equal to or greater than the trading price of the Company’s common stock prior to the distribution. Until the market has fully evaluated the business of the Company without Enova’s business and potentially thereafter, the price at which the Company’s common stock trades may fluctuate significantly. Similarly, until the market has fully evaluated Enova’s business, and potentially thereafter, the price at which Enova’s common stock trades may fluctuate significantly.
If the spin-off occurs, the Company could be responsible for U.S. federal and state income tax liabilities that relate to the distribution.
The Company has received an opinion of tax counsel that the distribution will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code (the “Code”). The opinion of tax counsel is not binding on the Internal Revenue Service (“IRS”). Accordingly, the IRS may reach conclusions with respect to the distribution that are different from the conclusions reached in the opinion. The opinion is be based on certain factual statements and representations made by the Company, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. If the IRS were to determine the distribution to be taxable, the Company would recognize a substantial tax liability. Moreover, the Company could incur significant U.S. federal and state income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the distribution are taxable. Under U.S. Treasury regulations each member of the Company’s consolidated group at the time of the distribution (including Enova and its subsidiaries), would be severally liable for the entire amount of any resulting U.S. federal income tax liability.
The Company has received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the retention by the Company of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the

Code. The IRS Ruling does not address any other tax issues related to the distribution. Notwithstanding the IRS Ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that the Company or Enova have made or provided to the IRS are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to the Company’s shareholders on the distribution date over the Company’s tax basis in such shares of Enova’s common stock.
In connection with the separation of Enova, Enova will indemnify the Company for certain liabilities, and the Company will indemnify Enova for certain liabilities. If the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and the Company’s financial results could be negatively impacted. In the case of Enova’s indemnity, the indemnity could be insufficient to insure the Company against the full amount of such liabilities, or Enova may be unable to satisfy its indemnification obligations in the future.
Pursuant to a Separation and Distribution Agreement and certain other agreements that the Company will enter into with Enova at the time of separation, including the Tax Matters Agreement, it is expected that Enova will agree to indemnify the Company for certain liabilities, and the Company will agree to indemnify Enova for certain liabilities, in each case for uncapped amounts. Indemnities that the Company may be required to provide Enova are not expected to be subject to any cap, may be significant and could negatively impact the Company’s business, particularly indemnities relating to the Company’s actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold the Company responsible for any of the liabilities that Enova has agreed to assume. Further, the indemnity from Enova could be insufficient to protect the Company against the full amount of such liabilities, or Enova may be unable to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Enova any amounts for which it is held liable, the Company may be temporarily required to bear these losses. Each of these risks could negatively affect the Company’s business, prospects, results of operations, financial condition and cash flows.
The Company will be unable to take certain actions after the distribution because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.
Pursuant to the Tax Matters Agreement, the Company will be prohibited from taking actions that could reasonably be expected to cause the distribution to be taxable or to jeopardize the conclusions of the IRS Ruling or opinions of counsel received by the Company or Enova. To the extent the Company does engage, or fails to engage, in any activity that causes the distribution to be taxable, the Company is liable to reimburse Enova for any resulting taxes and expenses incurred by Enova in addition to the Company’s own taxes and expenses. As a consequence, for two years after the distribution, the Company may not among other things:

•
enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of the Company’s capital stock, or options or other rights in respect of the Company’s capital stock, subject to certain exceptions relating to employee compensation arrangements and open market stock repurchases;

•	cease the active conduct of the Company’s business; or

•	voluntarily dissolve, liquidate, merge or consolidate with any other person, unless the Company survives and the transaction otherwise complies with the restrictions in the Tax Matters Agreement.
Nevertheless, the Company is permitted to take any of the actions described above if the Company obtains Enova’s consent, or if the Company obtains a supplemental IRS private letter ruling and an opinion of counsel that is reasonably acceptable to Enova to the effect that the action will not affect the tax-free status of the distribution. However, the receipt by the Company of any such consent or opinion and ruling does not relieve the Company of any obligation it has to indemnify Enova for an action that it takes that causes the distribution to be taxable.
Because of these restrictions, for two years after the distribution, the Company may be limited in the amount of capital stock that it can issue to make acquisitions or to raise additional capital. Also, the Company’s indemnity obligation to Enova may discourage, delay or prevent a third party from acquiring control of the Company during this two-year period in a transaction that the Company’s shareholders might consider favorable.
The Company will be subject to continuing contingent liabilities of Enova following the separation.
After the separation, there will be several significant areas where the liabilities of Enova may become the Company’s obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Company’s consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for the Company for that taxable period. In connection with the separation, the Company will enter into a Tax Matters Agreement with Enova that will allocate the responsibility for prior period taxes of the Company’s consolidated tax reporting group between the Company and Enova; however, if Enova is unable to pay any prior period taxes for which it is responsible, the Company could be required to pay the entire amount of such taxes.
If the separation and distribution is completed, it may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
If the separation and distribution is completed, it could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the distribution left the Company insolvent or with unreasonably small capital or that the Company intended or believed it would incur debts beyond its ability to pay such debts as they mature and that the Company did not receive fair consideration or reasonably equivalent value in the separation and distribution. If a court were to agree with such a plaintiff, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning Enova’s assets or Enova’s shares that are distributed to the Company.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. The Company does not know what standard a court would apply to determine insolvency. Further, a court could determine that the Company was insolvent at the time of or after giving effect to the distribution of Enova common stock.
Under the Separation and Distribution Agreement, from and after the distribution, the Company will be responsible for the debts, liabilities and other obligations related to the business or businesses which the Company owns and operates following the consummation of the distribution. Although the Company does not expect to be liable for any of these or other obligations not expressly retained by it pursuant to the Separation and Distribution Agreement, it is possible that the Company could be required to assume responsibility for certain obligations assumed by Enova should Enova fail to pay or perform its assumed obligations.
After the distribution, certain members of management, directors and stockholders may face actual or potential conflicts of interest.
After the distribution, the Company’s management and directors and the management and directors of Enova may own both the Company’s common stock and Enova’s common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the Company’s management and directors and Enova’s management and directors face decisions that could have different implications for the Company and Enova. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Enova regarding the terms of the agreements governing the distribution and the Company’s relationship with Enova thereafter or in the strategy for defending or resolving any litigation in which both the Company and Enova are involved. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Stockholder’s and Registration Rights Agreement, the Transition Services Agreement, the Software Lease and Maintenance Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise because the Company’s President and Chief

Executive Officer, Daniel R. Feehan, will also serve as a director of Enova. Further, conflicts of interest may arise out of any commercial arrangements that the Company and Enova may enter into in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first nine months of 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	720	$37.20	—	1,533,300
February 1 to February 28	34,735	$37.23	—	1,533,300
March 1 to March 31	—	$0.00	—	1,533,300
April 1 to April 30	—	$0.00	—	1,533,300
May 1 to May 31	24	$45.22	—	1,533,300
June 1 to June 30	—	$0.00	—	1,533,300
July 1 to July 31	1,067	$45.20	—	1,533,300
August 1 to August 31	24	$46.45	—	1,533,300
September 1 to September 30	4	$44.69	—	1,533,300
Total	36,574	$37.47	—

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 720, 34,708, 1,067 and 4 shares for the months of January, February, July and September, respectively; and the reinvestment of dividends in the Company’s nonqualified savings plan for its directors, which resulted in the purchase of 27, 24 and 24 shares for the months of February, May and August.

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

4.1
Second Supplemental Indenture dated as of September 29, 2014 between Cash America International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and Wells Fargo Bank, National Association, as trustee
X

4.2
First Supplemental Indenture dated as of October 1, 2014 between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and U.S. Bank National Association, as trustee
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

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014, September 30, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Equity as of September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2014	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1
Second Supplemental Indenture dated as of September 29, 2014 between Cash America International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and Wells Fargo Bank, National Association, as trustee
X

4.2
First Supplemental Indenture dated as of October 1, 2014 between Enova International, Inc., NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and U.S. Bank National Association, as trustee
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

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014, September 30, 2013 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Equity as of September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.