Form 10-K
period 2014-12-31
CASH AMERICA INTERNATIONAL INC
filed 2015-03-13
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-09733

Texas		75-2018239
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
1600 West 7th Street
Fort Worth, Texas		76102 – 2599
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:
(817) 335-1100
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
Common Stock, $.10 par value per share		New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑
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
The aggregate market value of 28,427,009 shares of the registrant’s common stock, par value $0.10 per share, held by non-affiliates on June 30, 2014 was approximately $1,292,291,829.
At February 17, 2015 there were 28,567,276 shares of the registrant’s common stock, $0.10 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K

DEFINITIONS AND COMMONLY USED TERMS

The following terms used in this Annual Report have the meanings set forth below, unless the context otherwise requires:

“ACH” means Automated Clearing House.
“Adjusted Earnings Measures” means adjusted net income, adjusted diluted net income per share from continuing operations and adjusted earnings and adjusted earnings per share from continuing operations, individually or collectively.
“AOCI” means Accumulated other comprehensive income (loss).
“Annual Report” means this Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2014.
“ASC” means Accounting Standards Codification.
“ASC 205-20” means ASC 205, subtopic 20, Presentation of Financial Statements—Discontinued Operations.
“ASC 320” means ASC 320, Investments—Debt and Equity Securities.
“ASC 323” means ASC 323, Investments—Equity Method and Joint Ventures.
“ASC 325” means ASC 325, Investments—Other.
“ASC 350” means ASC 350, Intangibles—Goodwill and Other.
“ASC 450” means ASC 450, Contingencies.
“ASC 470” means ASC 470, Debt.
“ASC 505-60” means ASC 505, subtopic 60, Equity—Spin-offs and Reverse Spin-offs.
“ASC 605” means ASC 605, Revenue Recognition.
“ASC 718” means ASC 718, Compensation—Stock Compensation.
“ASC 740” means ASC 740, Income Taxes.
“ASC 810” means ASC 810, Consolidation.
“ASC 815” means ASC 815, Derivatives and Hedging.
“ASC 820” means ASC 820, Fair Value Measurements and Disclosures.
“ASU” means Accounting Standards Update.
“ASU 2012-02” means ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.
“ASU 2013-04” means ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force).
“ASU 2013-05” means ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).
“ASU 2013-11” means ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).
“ASU 2014-08” means ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
“ASU 2014-09” means ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
“ASU 2014-15” means ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.
“ASU 2015-01” means ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.
“ASU 2015-02” means ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.
“CFPB” means the Consumer Financial Protection Bureau.
“Company” or “Cash America” means Cash America International, Inc. and its subsidiaries.

“Creazione” means Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable, a Mexican subsidiary of the Company that owned the Company’s Mexico-based pawn operations prior to selling them to another wholly-owned subsidiary of the Company, Empeños, in 2012.
“Creazione Deduction” means a recognized income tax benefit related to a tax deduction included on the Company’s 2013 federal income tax return for its tax basis in the stock of Creazione.
“Credit Agreement” means the credit agreement entered into on March 30, 2011, and later amended, between the Company and its domestic subsidiaries as guarantors and a syndicate of financial institutions as lenders.
“CSO” means credit services organization or credit access business.
“CSO fees” means fees for services provided through the CSO programs.
“CSO loans” means loans that are arranged for consumers with independent, third-party CSO lenders.
“CSO programs” means the programs through which the Company provides services related to a third-party lender’s consumer loan products by acting as a credit services organization or credit access business.
“Director Deferred Shares” means shares of common stock of the Company that may become deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of common stock of the Company.
“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
“Domestic and Multi-currency Line of Credit” means a domestic and multi-currency line of credit, due March 31, 2018, totaling $280.0 million permitting revolving credit loans, including a multi-currency subfacility that gives the Company the ability to borrow up to $50.0 million that may be in specified foreign currencies, all as provided by, and subject to, the terms and conditions of the Credit Agreement.
“Empeños” means CA Empeños Mexico, S. de R.L. de C.V.
“Enova” means Enova International, Inc.
“Enova Note Receivable” means the Company’s note receivable from Enova that was paid in full and terminated in May 2014. Amounts associated with this note receivable were intercompany-related receivables in the Company’s previously-filed consolidated financial statements.
“Enova Spin-off” means the distribution of approximately 80% of the outstanding shares of Enova common stock, which previously comprised the Company’s e-commerce segment, to the Company’s shareholders on November 13, 2014.
“Exchange Act” means the Securities Exchange Act of 1934.
“FASB” means the Financial Accounting Standards Board.
“FTC” means the Federal Trade Commission.
“GAAP” means generally accepted accounting principles in the U.S.
“Guarantors” means the Company’s domestic subsidiaries and one of its foreign subsidiaries that guarantee the 2018 Senior Notes, as defined below.
“Huminal” means Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable.
“IRS” means the Internal Revenue Service.
“LC Agreement” means the Standby Letter of Credit Agreement associated with the Company’s Letter of Credit Facility.
“Letter of Credit Facility” means the facility under which $20.0 million in letters of credit may be issued. The facility is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018.
“LIBOR” means the London Interbank Offered Rate.
“Material Adverse Effect” means a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption.
“Mexico Reorganization” means the reorganization of the Company’s Mexico-based pawn operations in 2012 to include only 47 full-service pawn locations and discontinuation of the operations of 148 of its Mexico-based pawn locations.
“Nonqualified Savings Plan” means the Cash America International, Inc. Nonqualified Savings Plan, as amended and restated on January 1, 2009 and further amended on October 1, 2010 and January 28, 2012.
“Ohio Adjustment” means the adjustment of $5.0 million to decrease the Company’s remaining liability related to the Ohio Reimbursement Program, as defined below, after the assessment of the claims made since the inception of the Ohio Reimbursement Program and related matters was made. The Company made this adjustment in 2013.

“Ohio Reimbursement Program” means a voluntary program to reimburse Ohio customers initiated by the Company in 2012 in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2014.
“Other Debt Action” means any acceleration or demand for acceleration, repayment, redemption or repurchase of or any default or event of default under the 2018 Senior Notes or the related indenture.
“Parent Company” means Cash America International, Inc.
“Private Placement Notes” means, collectively, the 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and 6.58% Series B senior unsecured notes due 2022. The Company completed the prepayment of the Private Placement Notes in June 2014, and they are no longer outstanding.
“Proxy Statement” means the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.
“Regulatory Penalty” means a $5.0 million penalty paid to the CFPB in connection with the issuance of a consent order by the CFPB in November 2013. The Company allocated half of this penalty to each of its two reportable segments that existed in 2013.
“RSU” means restricted stock unit.
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Act” means the Securities Act of 1933, as amended.
“SERP” means the Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 and further amended on January 28, 2012.
“Texas Consumer Loan Store Closures” means the closure of 36 locations in Texas in 2013 that offered consumer loans as their primary source of revenue.
“Waiver and Amendment” means the Omnibus Waiver, Consent, and Amendment Agreement related to the Credit Agreement that the Company and its domestic subsidiaries, as guarantors, entered into with the lenders under the Credit Agreement on May 9, 2014.
“1994 LTIP” means the Cash America International, Inc. 1994 Long-Term Incentive Plan, as amended.
“2004 Plan” means the Company’s First Amended and Restated 2004 Long-Term Incentive Plan, as amended.
“2011 Authorization” means the authorization of Company management to repurchase up to a total of 2,500,000 shares of the Company’s common stock, which was approved by the Company’s Board of Directors on January 26, 2011.
“2012” means the year ended December 31, 2012.
“2013” means the year ended December 31, 2013.
“2013 Authorization” means the authorization of Company management to repurchase up to a total of 2,500,000 shares of the Company’s common stock and the termination of the 2011 Authorization, which was approved by the Company’s Board of Directors on January 24, 2013.
“2013 Litigation Settlement” means a settlement of an outstanding class action lawsuit that had been ongoing since 2004. In October 2013, the Company entered into an agreement which received final court approval in January 2014. This agreement required a minimum payment by the Company of $18.0 million and a maximum payment of $36.0 million to cover class claims (including honorarium payments to the named plaintiffs) and the plaintiffs’ attorneys’ fees and costs (including the costs of claims administration). The actual payout was based on the number of claims submitted for payment. As of December 31, 2014, a total of $18.6 million had been paid for the 2013 Litigation Settlement.
“2014” means the year ended December 31, 2014.
“2014 LTIP” means the Cash America International, Inc. 2014 Long-Term Incentive Plan.
“2014 Reorganization” means the Company’s reorganization of its operations, corporate and field administration functions that was initiated during the third and fourth quarters of 2014.
“2015 Authorization” means the authorization of Company management to repurchase up to a total of 4,000,000 shares of the Company’s common stock and the termination of the 2013 Authorization, approved by the Company’s Board of Directors on January 28, 2015.
“2018 Senior Notes” means $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 issued and sold by the Company on May 15, 2013.
“2018 Senior Notes Indenture” means the Indenture that governs the 2018 Senior Notes.

“2018 Variable Rate Notes” means the variable rate senior unsecured notes issued by the Company that were guaranteed by all of the Company’s domestic subsidiaries. The maturity date of the 2018 Variable Rate Notes was March 31, 2018. The 2018 Variable Rate Notes were repaid in full in 2014.
“2029 Convertible Notes” means $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 issued and sold by the Company on May 19, 2009. The 2029 Convertible Notes are no longer outstanding.
“401(k) Savings Plan” means the Cash America International, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2015.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•
risks related to the regulation of the Company, such as the failure to comply with existing, the adoption of new, or adverse changes in the interpretation or enforcement of laws, rules, regulations and guidance, the regulatory and examination authority of the CFPB, and the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as a consent order the Company entered into with the CFPB in November 2013;

•
accounting and income tax risks related to goodwill and other intangible asset impairment, certain tax positions taken by the Company and other accounting matters that require the judgment of management;

•	the Company’s ability to attract and retain qualified executive officers, including a new Chief Executive Officer upon the retirement of the Company’s current Chief Executive Officer;

•	decreased demand for the Company’s products and services and changes in competition;

•	fluctuations in the price of gold and changes in economic conditions;

•	public perception of the Company’s business and the Company’s business practices;

•
risks related to the Company’s financing, such as compliance with financial covenants in the Company’s debt agreements, the Company’s ability to satisfy its outstanding debt obligations, to refinance existing debt obligations or to obtain new capital;

•
the effect of any current or future litigation proceedings, including a claim relating to the terms of the Company’s 2018 Senior Notes, and any judicial decisions or rule-making that affects the Company, its products or the legality or enforceability of its arbitration agreements;

•
risks related to interruptions to the Company’s business operations, such as a prolonged interruption in the Company’s operations of its facilities, systems or business functions, cyber-attacks or security breaches or the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•
risks related to the expansion and growth of the Company’s business, including the Company’s ability to open new locations in accordance with plans or to successfully integrate newly acquired businesses into its operations;

•	risks related to the Enova Spin-off;

•	fluctuations in the price of the Company’s common stock;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the SEC.
The foregoing list of factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report, including under the caption “Risk Factors” in Item 1A of this Annual Report. In addition, new factors may emerge or changes to these factors may occur that would impact the Company’s business. Additional information regarding these and other risks can be found in this Annual Report and may also be contained in the Company’s other filings with the SEC, especially on Forms 10-Q and 8-K. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from those the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	BUSINESS
Overview
General
The Company provides specialty financial services to individuals through its storefront lending and franchised check cashing locations. The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for over 30 years. The Company believes it was one of the largest providers of pawn loans in the world in 2014 based on the amount of loans outstanding to its customers. A general overview of the Company’s products and services is included below. See “Services Offered by the Company” for additional details regarding these products and services.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. The Company also offered pawn loans in Mexico through August 2014, when it sold its Mexico-based pawn operations. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

Consumer Loan Activities

Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans) and installment loans.

Short-term consumer loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. Installment consumer loans are longer-term, multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. Installment loans include unsecured loans and loans secured by a customer’s vehicle written by the Company or by a third-party lender through the CSO programs that the Company guarantees. See “Services offered by the Company—Consumer Loan Activities” for further discussion of the CSO programs.

Check Cashing and Other Financial Services

Another small component of the Company's business includes the offering of check cashing and other ancillary products and services through some of its Company-owned lending locations. The ancillary products and services include money orders, wire transfers, prepaid debit cards and auto insurance. Most of these ancillary products and services offered are provided through third-party vendors. In addition, the Company’s franchised check cashing business offers check cashing services through its franchised check cashing centers.

Segment and Geographic Information

The Company has one reportable operating segment through which it offers the services described above. The Company previously had two segments: retail services and e-commerce. The retail services segment included all of the operations of the Company's Retail Services Division, which was composed of both domestic and foreign storefront locations. The e-commerce segment was comprised of all of the operations of Enova. In the fourth quarter of 2014, following the Enova Spin-off in November 2014 and the sale of the Company’s Mexico-based pawn operations in August 2014, the Company re-assessed its segment structure and determined that the retail services segment is the only reportable segment and includes all of the Company's operations. Information previously reported separately in corporate operations, which represents corporate expenses and other miscellaneous income, has been combined with the information previously included in the retail services segment because all of the Company's corporate expenses and other miscellaneous income support the Company's sole operating segment. Prior year financial amounts shown for the Company have been reclassified to reflect the Company’s current segment structure. Additional financial information regarding the Company’s operating segment and each of the geographic areas in which the Company conducted business during 2014, 2013 and 2012 is provided in “Item 8. Financial Statements and Supplementary Data—Note 19.”

Locations

The following table sets forth the number of retail services locations through which the Company offered pawn lending, consumer lending, and other services and franchised locations offering check cashing services as of December 31, 2014, 2013 and 2012. The Company provides these services in the United States under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s Mexico-based pawn operations, all of which were sold during 2014, included 47 locations offering pawn lending only as of December 31, 2013 and 2012, which are included in the table below. The Company operated these locations in Mexico under the name “Cash America casa de empeño.” The Company’s domestic pawn and consumer lending locations operated in 21 states in the United States as of December 31, 2014 and 22 states as of December 31, 2013 and 2012. As of December 31, 2014, 2013, and 2012, the franchised check cashing locations operated in 12, 14 and 15 states, respectively.

	As of December 31,
	2014	2013	2012
Locations offering:
Both pawn and consumer lending	272	582	581
Pawn lending only	548	294	214
Consumer lending only	39	40	83
Franchised check cashing	84	90	91
Total	943	1,006	969

Recent Developments

Enova Spin-off
On November 13, 2014, the Company completed the separation of its online lending business that comprised its e-commerce division, Enova, through the distribution of approximately 80 percent of the outstanding shares of Enova common stock to the Company’s shareholders, which was structured with the intent that it would be a tax-free distribution. The Company distributed to its shareholders 0.915 shares of Enova common stock for every one share of the Company’s common stock held as of the close of business on November 3, 2014, which was the record date for the Enova Spin-off. The Company received a private letter ruling from the IRS, an opinion from the Company's tax counsel and a solvency opinion from an independent financial advisor prior to approval of the Enova Spin-off by the Company's Board of Directors. As a result of the Enova Spin-off, Enova is now an independent public company, and its common stock is listed on the New York Stock Exchange under the ticker symbol “ENVA.”
Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6.6 million shares of Enova common stock, and the Company has agreed, pursuant to the private letter ruling, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans as described below) no later than two years after the distribution. The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested RSUs, vested deferred RSUs, and unvested deferred RSUs that were granted by the Company to certain of its officers, directors and employees and certain Director Deferred Shares payable to the Company’s directors relating to the Company’s common stock awards that were outstanding under the Company's long-term incentive plans as of the date of the Enova Spin-off. Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting terms of the award agreements. In the event the award does not vest, the shares will be retained by the Company and sold. The total number of Enova shares of common stock subject to award agreements was 685,087 as of December 31, 2014, representing approximately 2.1% of the then-outstanding shares of Enova common stock. Enova shares held by the Company are classified as “available-for-sale securities” in accordance with ASC 320.

Upon completion of the Enova Spin-off, the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements for all periods presented. For information regarding discontinued operations, see “Item 8. Financial Statements and Supplementary Data—Note 3.”

Unless stated otherwise, the discussion of the Company's business and financial information throughout this Annual Report refers to the Company’s continuing operations and results from continuing operations.

Divestiture of Mexico-based Pawn Operations

On August 25, 2014, the Company completed the divestiture of its 47 pawn lending locations in Mexico for cash consideration of approximately $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. These 47 Mexico pawn lending locations were previously included in the retail services segment. The Company recorded a loss of $2.8 million related to this divestiture and $2.1 million related to an expense for an uncollectible receivable incurred as a result of the Company’s discontinuation of these operations. The combined amounts are included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows.

Divestiture of Colorado Pawn Shops

On August 25, 2014, the Company exited the Colorado market through the sale of all five of its pawn lending locations in Colorado for cash consideration of approximately $3.0 million, net of cash held at the date of divestiture. These locations were included in the retail services segment and represented all of the locations operated by the Company in Colorado. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows.

Reduction in Short-Term Consumer Lending Operations

In 2014, the Company continued its strategy to de-emphasize consumer lending activities and enhance focus on pawn lending. As a result, the Company eliminated short-term consumer lending activities in 311 of its locations in 2014, the majority of which occurred during the last half of 2014. This reduction was in addition to the closure of 36 locations in Texas in connection with the Texas Consumer Loan Store Closures. As of December 31, 2014, the Company only offered short-term consumer loans in 311 of its locations. Short-term consumer loan fees comprised 7.7%, 9.7% and 9.7%, respectively, of total revenue in 2014, 2013 and 2012. Management expects the Company’s revenue from short-term consumer loan activities in future periods to decrease from historical levels due to the Company’s de-emphasis on this component of its lending activities.

2014 Reorganization

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off, which is referred to as the 2014 Reorganization. In connection with the 2014 Reorganization, the Company incurred $7.5 million of charges for severance and other employee-related costs, which are included in “Operations and administration” in the consolidated statements of income. As of December 31, 2014, the Company had made payments of approximately $4.4 million for the 2014 Reorganization and had accrued approximately $3.1 million for future payments. Accrued amounts for the 2014 Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Management expects that the cost reductions resulting from the 2014 Reorganization will decrease operations and administration expenses related to its corporate and field management operations in future periods relative to 2014.

Services Offered by the Company

Pawn Lending Activities

Pawn Loans

The Company now offers pawn loans only in the United States. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company relies solely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.
The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. In addition, as required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn transaction agreement, commonly referred to as a pawn ticket. These pawn loan fees and service charges contributed approximately 30.1%, 30.3% and 26.4% of the Company’s total revenue from continuing operations in 2014, 2013 and 2012, respectively.
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
The Company holds the pledged property through the term of the loan and any extensions or renewals thereof, unless earlier repaid, renewed or extended. The Company holds forfeited collateral until it is sold, as described in “Merchandise Disposition Activities” below. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the disposition of merchandise (as described below). The Company typically experiences seasonal growth in its pawn loan balances, with increases during each of the second, third and fourth quarters of the year following lower balances in the first quarter of the year due to the heavy repayment of loans with tax refund proceeds received by customers.

Merchandise Disposition Activities
A closely related activity of the Company’s pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. If a customer does not repay, renew or extend a pawn loan at the time a loan is due, the Company becomes the owner of the forfeited collateral in accordance with state statutes.
Once the Company owns the forfeited collateral, the merchandise becomes available for disposition through either retail or commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers.
Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan (the amount loaned) or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. The Company provides an allowance for losses based on management’s evaluation of the characteristics of the merchandise being held for disposition and historical experience.
Merchandise sales are typically highest during the first quarter tax refund and fourth quarter holiday seasons. Gross proceeds from merchandise disposition activities contributed approximately 60.3%, 57.8% and 61.8% of the Company’s total revenue from continuing operations in 2014, 2013 and 2012, respectively.
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
Consumer Loan Activities
    In addition to pawn loans, the Company also offers or arranges certain consumer loans, including short-term loans and secured and unsecured installment loans, in some of its locations. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders for customers through the CSO programs. Consumer loan fees, which include fees from short-term and installment loans, earned by the Company contributed approximately 8.9%, 11.0% and 10.7% of the Company’s total revenue from continuing operations in 2014, 2013 and 2012, respectively.
Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging CSO loans with third-party lenders. Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.
    Short-term loans generally have a loan term of seven to 90 days and are usually payable on the customer’s next payday, unless the loan is renewed or extended in accordance with applicable laws. The fees the Company charges on short-term loans in the United States vary by jurisdiction but typically range between $10 to $25 per $100 borrowed. Due to the credit risk and high transaction costs of serving the Company’s customer segment, the fees the Company charges are generally higher than the fees charged to customers with top-tier credit histories by commercial banks and similar lenders.

    Unsecured installment loans typically have terms between two and 12 months, but may have available terms of up to 36 months. Installment loans secured by a customer’s vehicle typically have terms of up to 60 months. Both unsecured and secured installment loans require the repayment of principal, interest and fees in installments over the term of the loan.
The Company typically experiences seasonal growth in its consumer loan balances, with increases during each of the second, third and fourth quarters of the year following lower balances in the first quarter of the year due to the heavy repayment of loans with tax refund proceeds received by customers. In addition, due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in the quarter-to-quarter performance of the consumer loan loss provision. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written and renewed for short-term consumer loans is usually lowest in the first quarter and increases throughout the year.
Collection activities are an important aspect of the consumer loan product offering. The Company operates a centralized collection center to maximize loan repayment, facilitate regulatory compliance and coordinate a consistent approach to its collections activities.
Check Cashing and Other Financial Services

    Although the Company provides check cashing and other ancillary products and services in some of its locations, these products were eliminated from many locations during 2014 consistent with the Company’s strategy to focus on pawn lending activities. Other financial services offered by the Company include check cashing, money orders, wire transfers, prepaid debit cards and auto insurance. Most of these ancillary products and services offered are provided through third-party vendors. In addition, the Company franchises its stand-alone check cashing business, Mr. Payroll, and each franchisee pays royalties based on the gross revenue of check cashing services provided within the franchisee’s facility. These check cashing and other services represent a portion of the amounts included in “Other” revenue in the consolidated statements of income. The income from these services was not significant to the Company’s total revenue from continuing operations in 2014, 2013 and 2012.

Operations

Management and Personnel

Executive Officers
The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the Company’s directors and executive officers.

Name	Age	Position
Daniel R. Feehan	64	Chief Executive Officer and President
Thomas A. Bessant, Jr.	56	Executive Vice President – Chief Financial Officer
J. Curtis Linscott	49	Executive Vice President – General Counsel and Secretary
Victor L. Pepe	50	Executive Vice President – Chief Information Officer
T. Brent Stuart	45	Executive Vice President – Chief Operating Officer

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

    On July 23, 2014, Mr. Feehan informed the Company’s Board of Directors of his intent to retire when the current term of his executive employment agreement expires on April 30, 2015. Mr. Feehan will remain on the Company's Board of Directors and will assume the role of Chairman of the Board following his retirement. Jack Daugherty, the Company’s founder and current Chairman of the Board, will step down as Chairman at that time but will continue to serve on the Board of Directors. The Board of Directors is conducting an internal and external search for a Chief Executive Officer to succeed Mr. Feehan.

Thomas A. Bessant, Jr. has been the Company’s Executive Vice President—Chief Financial Officer since July 1998. He joined the Company in May 1993 as Vice President—Finance and Treasurer and was elected Senior Vice President—Chief Financial Officer in July 1997. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. from June 1989 to April 1993. Prior to that, Mr. Bessant was a Vice President in the Corporate Banking Division of a major money center bank where he started his professional career in 1981. Mr. Bessant holds a Bachelor of Business Administration degree in Accounting and Finance from Texas Tech University and a Masters of Business Administration degree in Finance from Vanderbilt University.

J. Curtis Linscott has been Executive Vice President—General Counsel and Secretary since May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel, and he became Vice President—Associate General Counsel in June 1997. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C. for five years. He received his Juris Doctorate degree from the University of Kansas School of Law and a Bachelor of Science degree in Marketing from Kansas State University.

Victor L. Pepe has been the Company’s Executive Vice President—Chief Information Officer since April 2014.  Prior to joining the Company, Mr. Pepe was employed by Nationstar Mortgage, a leading residential mortgage services company, where he served as the Executive Vice President and Chief Information Officer, from July 2012 through April 2014 and was in charge of overseeing all of its information technology systems. In addition, Mr. Pepe was the Senior Vice President of Origination Technology of Nationstar Mortgage from February 2012 through July 2012.  Prior to that, Mr. Pepe was a Managing Director at JPMorgan Chase & Co., from March 2008 through February 2012, where he had various leadership responsibilities in the mortgage banking sector, which ranged from overseeing the company’s loan default technology to overseeing all of the company’s residential loan originations technology. Prior to that, Mr. Pepe was the Senior Managing Director—Chief Information Officer, from October 2006 through March of 2008, of EMC Mortgage Corporation, a subsidiary of Bear Stearns & Co.

T. Brent Stuart has been the Company’s Executive Vice President—Chief Operating Officer since January 2015 and has been with the Company since November 2008. Mr. Stuart held the positions of Senior Vice President of Operations for the Company’s U.S. retail services storefront lending business from July 2010 to January 2015 and Regional Vice President of the Company from November 2008 to July 2010. Prior to joining the Company, Mr. Stuart held various senior leadership roles in the financial services industry, including the position of Vice President with Fremont Investment and Loan from 2006 to 2008, Senior Vice President with Nationstar Mortgage from 2004 to 2006 and Vice President with Novastar Financial, Inc. from 2002 to 2004. He also held various leadership positions with CitiFinancial from 1994 to 2002. Mr. Stuart started his career in financial services with Norwest Finance in May 1992. Mr. Stuart holds a Bachelor of Science degree in Business Administration degree from Southeast Missouri State University.

During 2014, the executive officers of the Company also included Mr. David A. Fisher, who was the Chief Executive Officer—E-Commerce Division. Mr. Fisher resigned his position as the Chief Executive Officer—E-Commerce Division immediately prior to the Enova Spin-off, and he now serves as Enova’s President and Chief Executive Officer.

Personnel

As of December 31, 2014, the Company employed 6,426 persons in its operations, of whom 306 were in corporate and administrative positions.
Tradenames and Trademarks
     The Company operates primarily under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll” and “SuperPawn.” The Company has a number of trademarks that are registered under applicable trademark laws including, but not limited to, “Cash America,” “Cashland,” “SuperPawn” and “Mr. Payroll.” These trademarks have varying expiration dates. The Company believes these trademarks are of material importance to the Company and anticipates maintaining and renewing them. In addition, the Company has various other trademark applications pending in the United States.
Franchises
Each of the Company’s unconsolidated franchised check cashing locations is subject to a franchise agreement that is negotiated individually with each franchisee. The franchise agreements have varying durations. As of December 31, 2014, the Company had 84 unconsolidated franchised check cashing locations.

Expansion

The Company historically has expanded by acquiring existing locations and by establishing new start-up locations. Over the last five years, the Company has expanded its pawn lending presence in the United States by adding 260 locations, of which 166 were added through acquisitions. The majority of these acquired locations were purchased through the following acquisitions. Most recently, in December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in the states of Georgia and North Carolina that operated primarily under the name PawnMart. In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn-lending location (that was under construction but not open for business at the time of the acquisition), all of which operated under the name Top Dollar Pawn. In December 2012, the Company completed the acquisition of substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee. In October 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations in Arizona. In October 2010, the Company completed the acquisition of substantially all of the assets of a 39-store chain of pawn lending locations that operated in Washington and Arizona under the names “Maxit” and “Pawn X-Change.”

The Company may, in the future, continue to expand its business within its existing geographic markets and into other markets that meet its risk/reward considerations. The Company may also pursue start-up locations in the future, and the approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established locations in the United States have typically ranged from $450,000 to $650,000. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and consumer loans or operating expenses.

The table below outlines acquisitions, start-ups and closures for Company-owned locations for the years ended December 31, 2014, 2013 and 2012. The Company’s Mexico Reorganization, Texas Consumer Loan Store Closures and the sale of the Company’s remaining 47 locations in Mexico, which represented its Mexico-based pawn operations, which occurred in 2012, 2013 and 2014, respectively, were the primary components of the decreases shown in “Combined, closed or sold” in the table below.

	As of December 31,
	2014	2013	2012
Locations at beginning of period	916	878	973
Acquired	1	76	37
Start-ups	4	8	22
Combined, closed or sold	(62)	(46)	(154)
Locations at end of period	859	916	878

Competition

The Company has many competitors to its pawn lending and retail operations, such as retailers of new merchandise and retailers of pre-owned merchandise, thrift shops, internet retailers, internet auction and other similar sites and other pawn shops. The pawnshop industry in the United States remains very fragmented, with as many as 14,000 stores nationwide operating in 2014 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the one of the largest operators of pawnshops in the world in terms of pawn loan balances and number of pawn lending locations. The three largest domestic publicly-traded pawnshop companies, First Cash Financial Services, Inc., EZCORP, Inc., and the Company, operated approximately 1,500 total pawnshops in the United States in 2014. Management believes that the primary competitive factors in the pawnshop industry are location, quality of customer service, the ability to loan competitive amounts, adequate low-cost working capital and the ability to sell unredeemed merchandise quickly for an acceptable return. Impediments that prevent new entrants from easily establishing new locations, particularly in heavily populated areas, include limitations on available licenses, restrictive zoning ordinances and proximity restrictions in relation to existing pawn locations as dictated by local ordinances and regulations.

    Consumer loan lenders that offer loans online or in storefronts are a source of competition in most of the markets where the Company offers consumer loans. Industry estimates indicate that there were approximately 18,000 consumer loan storefront locations across the United States in 2013. The storefront growth of the consumer loan industry has begun to contract in the past several years. This is due in part to changes in laws and regulations governing consumer loans in various states and the continued growth and development of the online lending industry. Impediments that prevent new entrants from easily entering the consumer loan market include: the implementation of underwriting and fraud prevention processes, high marketing and customer acquisition costs, overcoming consumer brand loyalty, the ability to sustain sufficient capital to withstand early losses associated with unseasoned loan portfolios and substantial regulatory and compliance costs.

In addition to consumer loan lenders, the Company also competes with financial institutions, such as banks, credit unions, CSOs and other consumer lenders and retail businesses offering similar financial services.

Regulation

The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state, and local statutes, ordinances, regulations, rules and guidance. (For a geographic breakdown of operating locations see “Item 2. Properties”).

State and Local Regulations
The Company’s pawn and consumer loan businesses are subject to state and local regulations as described below.
Pawn Regulations
The Company’s pawn lending locations are regulated by the states and local jurisdictions where its pawn lending locations are located and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each local jurisdiction. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan and the purchase and sale of used merchandise, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold defaulted pawned collateral or purchased items before disposing of the merchandise. Failure to observe a state’s legal requirements for pawnbroking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties.

Many of the Company’s pawn lending locations are also subject to ordinances in their local jurisdictions that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawn lending locations voluntarily, or pursuant to applicable laws, work with local law enforcement agencies and other pawn lenders to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. The Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had Material Adverse Effect.

Consumer Loan Regulations

The Company’s consumer loan business is regulated under a variety of enabling state statutes. The scope of state regulation, including the fees and terms of the Company’s products and services, varies from state to state. The terms of the Company’s consumer loan products and services vary from state to state in order to comply with the laws and regulations of the states in which it operates. In addition, the Company’s advertising and marketing activities and disclosures are subject to review under various state consumer protection laws and other applicable laws and regulations.

The states with laws that specifically regulate the Company’s consumer loan products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Most states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. The Company’s collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany the Company’s advertising and marketing materials. Also, some states require the Company to report loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months.

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

Over the last few years, legislation that prohibits or severely restricts the Company’s consumer loan products and services or the profitability of the loan products and services has been introduced or adopted in a number of states. As a result, the Company has ceased doing business in various states where it formerly conducted business, and it has also modified its business operations in other states where restrictive legislation has been enacted. The Company offers consumer loans in 11 states. The Company closely monitors proposed legislation being discussed in the states where it offers consumer loans and is currently monitoring proposed legislation in Texas, Missouri and Tennessee.

The Company’s consumer loan business is also subject to various local rules and regulations. These local rules and regulations are subject to change and vary widely from city to city. The most restrictive local rules and regulations relate to zoning and land use restrictions; however, local jurisdictions’ efforts to regulate or restrict the terms of a consumer loan product have been increasing, predominantly in the State of Texas. As a result of restrictive local city ordinances passed since 2011 that had the effect of reducing the profitability and volume of short-term consumer loans, the Company closed 36 retail services locations in Texas in 2013 in connection with the Texas Consumer Loan Store Closures. Additionally, during 2014, in connection with the Company’s strategy to de-emphasize the consumer loan product in many of its pawn lending locations, the Company removed consumer lending activities from 311 of its retail services locations. See “Recent Developments” for additional information regarding the reduction in short-term consumer lending operations.

U.S. Federal Regulation

In addition to the state and local regulations discussed above, the Company’s business is subject to U.S. federal regulations as described below.
Lending Laws. The company’s business is subject to the federal Truth in Lending Act and its underlying regulations, known as Regulation Z, the Fair Credit Reporting Act and the Equal Credit Opportunity Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth in Lending Act are intended to promote the informed use of consumer credit. Under the Truth in Lending Act, when acting as a lender, the Company is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act prohibits the Company from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application.
Consumer Reports and Information. The use of consumer reports and other personal data used in credit underwriting is governed by the Fair Credit Reporting Act and similar state laws governing the use of consumer credit information. The Fair Credit Reporting Act establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers where their loan application has been denied because of information contained in their consumer report. The Fair Credit Reporting Act requires the Company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by the Company to a consumer reporting agency.
Information-Sharing Laws. The Company is also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information with affiliates for marketing purposes and requires the Company to adopt written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various policies and procedures and provide training and materials that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Marketing Laws. The Company’s advertising and marketing activities are subject to several federal laws and regulations including the FTC Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of the Company’s business. In furtherance of consumer protection, the FTC provides guidance and enforces federal laws concerning truthful advertising and marketing practices; fair financial practices in lending, loan servicing and debt collection; and protection of sensitive consumer information. As a financial services company, any advertisements related to the Company’s products must also comply with the advertising requirements set forth in the Truth in Lending Act. Also, any of the Company’s telephone marketing activities must comply with the Telephone Consumer Protection Act and the Telephone Sales Rule. The Telephone Consumer Protection Act prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without the express consent of the consumer, and the Telephone Sales Rule established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. The Company’s advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.
Protection of Military Members and Dependents. Federal law also limits the annual percentage rate to 36% on certain consumer loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. This 36% annual percentage rate cap applies to a variety of consumer loan products, including short-term consumer loans with terms of 91 days or fewer or installment loans secured by a vehicle with terms of 181 days or fewer. Therefore, due to these rate restrictions, the Company is unable to offer certain short-term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the consumer becomes an active-duty member of the military during the life of a loan, or the spouse of an active duty member of the military during the life of the loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

Funds Transfer and Signature Authentication Laws. The Company’s business is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required for debiting or crediting a debtor’s bank account relating to a consumer loan (i.e., ACH funds transfer). Furthermore, the Company is also subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.
Debt Collection Practices. Additionally, the Company’s CSO programs are required to comply with the federal Fair Debt Collection Practices Act. The Company also uses the Fair Debt Collection Practices Act as a guide in connection with operating its other collection activities. The Company is also required to comply with all applicable state collection practices laws.
Privacy and Security of Non-Public Customer Information. The Company is also subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act, the Company must disclose to consumers its privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require the Company to ensure that its systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that it must take to notify consumers if their personal information is disclosed in an unauthorized manner.
Anti-Money Laundering and Economic Sanctions. The Company is also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which the Company must maintain an anti-money laundering compliance program covering certain of its business activities. In addition, the Office of Foreign Assets Control prohibits the Company from engaging in financial transactions with specially designated nationals. Certain of the Company’s subsidiaries are also registered as money services businesses with the U.S. Treasury Department and must re-register with the Treasury Department’s Financial Crimes Enforcement Network at least every two years.

Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act, which requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.
Anticorruption. The Company is also subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and requires that companies keep accurate books and records and establish certain internal control procedures to ensure compliance with the Act.

CFPB. In July 2010, the U.S. Congress passed the Dodd-Frank Act, and Title X of the Dodd-Frank Act created the CFPB, which regulates consumer financial products and services, including consumer loans offered by the Company. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers. The CFPB has begun exercising supervisory review over and examining certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company.

The CFPB has been conducting a review of the short-term small dollar loan industry, which includes a review of payday loans, and has indicated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans. The CFPB recently announced that it is in the late stages of considering the formulation of rules regarding consumer loans, including certain of the Company’s short-term loan products. These rules may impose limitations on payday lending, such as additional underwriting requirements, cooling-off periods between payday loans and limitations on sustained use of payday loans, among other things. The Company does not currently know the nature and extent of the rules that the CFPB will adopt, but those rules could be proposed and adopted in 2015.

In addition, on November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5 million. The Company also agreed to set aside $8 million for a period of 180 days to fund any further payments to any remaining eligible Ohio customers in connection with the Ohio Reimbursement Program. The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which the Company has made refunds of approximately $33,500; for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company; for certain conduct in the examination process; and certain conduct giving rise to the Ohio Reimbursement Program initiated by the Company. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing the Company’s compliance management programs and implementing additional policies and procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. The Company is subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that the Company ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB, and the Company cannot predict the timing, substance or effect of any such measures the CFPB may decide to take. Furthermore, the compliance plan mandated by the Consent Order requires the Company to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, and it could exercise its enforcement powers in ways that could have a Material Adverse Effect” and “—The Company is subject to a Consent Order issued by the CFPB, and any noncompliance could have a Material Adverse Effect.”

Check Cashing Regulations

The Company offers check cashing services at select pawn lending and consumer loan locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and have adopted ceilings on check cashing fees. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations are described in “U.S. Federal Regulation” above. The Company’s franchising activities related to its check cashing business are also subject to various federal and state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

Compliance With Laws

The Company’s failure to comply with applicable laws, rules, regulations and guidance, or any finding that the Company’s past forms, practices, processes, procedures, controls or infrastructure were insufficient could subject it to regulatory enforcement actions, result in the assessment against it of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses, result in a finding that it has engaged in unfair and deceptive practices, limit the Company’s access to services provided by third-party financial institutions or cause damage to the Company’s reputation, brands and valued customer relationships. The Company could also be subject to changes to, or changes in the interpretation of, federal, state, and local statutes, ordinances, regulations, rules and guidance that could adversely affect its ability to offer certain of its products and services. See Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry” for additional information.

Company and Website Information

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100.

The Company’s website is located at www.cashamerica.com. Through its website, the Company provides free access to its Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s internet website and the information contained therein or connected thereto is not intended to be incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. In addition, this report also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by the Company described below. The occurrence of one or more of the events listed below could also have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a Material Adverse Effect.

Risks Related to the Company’s Business and Industry

If the Company fails to comply with applicable laws, rules, regulations and guidance, its business could be adversely affected.

The Company’s products and services are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances, regulations, rules and guidance. These requirements generally mandate licensing or authorization as a pawnbroker, lender or as a CSO, establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of the Company’s loan contracts and other documentation, restrict collection practices, outline underwriting requirements and may subject the Company to periodic examination and ongoing supervision by regulatory authorities, among other things. Because pawn loans and consumer loans, such as those provided by the Company, are viewed as extensions of credit, the Company must comply with certain federal laws, such as the federal Truth-in-Lending Act and its underlying regulations known as Regulation Z, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Military Lending Act, the Servicemembers Civil Relief Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, the USA PATRIOT Act, the Bank Secrecy Act, the Brady Handgun Violence Prevention Act, Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Fair Debt Collection Practices Act with respect to the Company’s CSO programs, among other laws. In addition, the Company’s marketing efforts and the representations made about its products and services are subject to federal and state unfair and deceptive practice statutes, including the FTC Act and analogous state statutes under which the FTC, state attorneys general or private plaintiffs may bring legal actions. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Item 1. Business—Regulation” for a more detailed discussion of the laws applicable to the Company.

The Company’s failure to comply with applicable laws, rules, regulations and guidance, or any finding that the Company’s past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject the Company to regulatory enforcement actions, result in the assessment against it of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses or authorization to transact business, result in a finding that it has engaged in unfair and deceptive practices, limit the Company’s access to services provided by third-party financial institutions or cause damage to the Company’s reputation, brands and valued customer relationships. From time to time the Company becomes aware of instances where its products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those applicable to the Company, can be highly technical and subject to varying interpretations. When the Company becomes aware of such an instance, whether as a result of its compliance reviews, regulator inquiry, customer complaint or otherwise, the Company generally conducts a review of the activity in question and determines how to address it, such as modifying the product, making customer refunds or providing additional disclosure. The Company also evaluates whether reports or other notices to regulators are required and provides notice to regulators whenever required. In some cases the Company has decided to take corrective action even after applicable statutory or regulatory cure periods, and in some cases the Company has notified regulators even where such notification may not have been required. Regulators reviewing such incidents may interpret the laws and regulations differently than the Company has, or may choose to take regulatory action against the Company notwithstanding the corrective measures it has taken. This may be the case even if the Company no longer offers the product or service in question.

If the Company fails to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect.

The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, and it could exercise its enforcement powers in ways that could have a Material Adverse Effect.

The CFPB has been exercising its supervisory review over and examining certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company (and its former e-commerce segment, Enova). The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, such as the Company, and ask questions about their business practices, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of non-bank providers of consumer credit, the Company could be required to change its practices or procedures, whether as a result of another party being examined or as a result of an examination of the Company, or could be subject to monetary penalties, which could adversely affect the Company. Under certain circumstances, the CFPB may also be able to exercise regulatory authority over providers of pawn loans.

In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a Material Adverse Effect.

The Company is subject to a Consent Order issued by the CFPB, and any noncompliance could have a Material Adverse Effect.
On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company’s consumer loan business, to pay a civil money penalty of $5 million. The Company also agreed to set aside $8 million for a period of 180 days to fund any further payments to eligible Ohio customers in connection with the Ohio Reimbursement Program. The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which the Company has made refunds of approximately $33,500; for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company; for certain conduct in the examination process; and certain conduct giving rise to the Ohio Reimbursement Program initiated by the Company. In addition, as a result of the CFPB’s review, the Company is in the process of enhancing the Company’s compliance management programs and implementing additional policies and procedures to address the issues identified by the CFPB. The Company is also required to provide periodic reports to the CFPB. The Company is subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that the Company ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. These new policies, procedures and other initiatives are in many cases subject to review and potential objection by the CFPB, and the Company cannot predict the timing, substance or effect of any such measures the CFPB may decide to take. Furthermore, the compliance plan mandated by the Consent Order requires the Company to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives. In addition, Enova is also subject to the Consent Order because it was part of the Company when the Consent Order was issued. The Company cannot assure that Enova will continue to comply with the Consent Order now that it is a separate publicly traded company. If Enova does not comply with the consent order, the Company could be held liable for Enova’s noncompliance. See “Risk Factors Related to the Enova Spin-off—In connection with the Enova Spin-off, Enova and the Company have agreed to indemnify each other for certain liabilities; if the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and Enova’s indemnity could be insufficient or Enova could be unable to satisfy its indemnification obligations” for information regarding risks related to indemnification by Enova. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a Material Adverse Effect.

The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a Material Adverse Effect.

Governments at the national, state and local levels, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the Company’s products or services it offers, the terms on which it may offer them, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a Material Adverse Effect. In some cases these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue. For example, the Department of Defense is considering expanding the application of the Military Lending Act, and such expansion could include all types of loans made to consumers, including pawn loans and installment loans offered by the Company that are not currently covered, and such expansion could restrict both the pawn and consumer loans that the Company is able to make by placing a cap on the rates that may be charged to active members of the military and their dependents and this expansion could be costly to the Company to ensure compliance. Additionally, the CFPB has also announced that it has been conducting a review of the short-term small dollar loan industry, which includes a review of payday loans, and has indicated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans. The CFPB recently announced that it is in the late stages of considering the formulation of rules regarding consumer loans, and these rules may impose limitations on payday lending, such as additional underwriting requirements, cooling-off periods between payday loans and limitations on sustained use of payday loans, among other things. If the CFPB adopts any rules or regulations that significantly restrict the conduct of the Company’s consumer loan business, any such rules or regulations could reduce revenue from that product or make the continuance of that product impractical or unprofitable. The Company does not currently know the nature and extent of the rules the CFPB will adopt, but those rules could be proposed and adopted during 2015. The Company closely monitors proposed legislation being discussed in the states where it offers its products and services. Legislative or regulatory actions that affect the products or services offered by the Company at the national, state and local level could have a Material Adverse Effect.

The Company is subject to impairment risk, and goodwill impairment charges could have a Material Adverse Effect.

At December 31, 2014, the Company had goodwill totaling $487.6 million and intangible assets, net of accumulated amortization, of $45.8 million on its consolidated balance sheet. Of this amount of intangible assets, the Company had licenses and trademarks with carrying values of $9.7 million and $5.3 million, respectively, as of December 31, 2014 and 2013 that were indefinite-lived intangible assets and not amortized. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Accounting for goodwill and intangible assets requires significant management estimates and judgment. Events may occur in the future, and the Company may not realize the value of its goodwill or intangible assets. The Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Enova Spin-off in November 2014 was considered a triggering event for purposes of goodwill assessment. Following the Enova Spin-off and as of December 31, 2014, the estimated fair value of the retail services reporting unit was re-calculated to incorporate changes in strategy, observed business trends and outlook. The estimated fair value of the retail services reporting unit declined since the June 30, 2014 annual assessment, but it continued to exceed its underlying carrying value. However, the excess fair value over the carrying value had been reduced to approximately 3% at December 31, 2014. A change in assumptions, such as an increase in the weighted-average cost of capital, could cause the carrying value of the retail services reporting unit to exceed its fair value at December 31, 2014, which could have resulted in an impairment loss. If all assumptions were held constant, a one percentage point increase in the weighted average cost of capital would have decreased the estimated fair value of the reporting unit to approximately $90.6 million below the carrying value, which would have required the Company to perform additional analysis in accordance with ASC 350 to determine if an impairment existed and could have resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers market capitalization, which is the observable market value of the Company based on the quoted market prices of the Company's common stock. The Company compares the market capitalization to its carrying value of equity. Following the Enova Spin-off and as of December 31, 2014, the Company’s market capitalization was observed to be lower than the carrying value of equity. The Company believes the observable market value at December 31, 2014 is not a reliable indicator of the Company’s fair value, due to the very short time frame since the date of the Enova Spin-off, a likely transition of a significant number of investors occurring due to the magnitude of the event, and the disruption of the Company’s share price following the event. Management believes this disruption is temporary but acknowledges the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company's forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the retail services reporting unit. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could have a Material Adverse Effect and could also lead to the Company’s inability to comply with certain covenants in the Company’s financing documents, which could cause a default under those agreements.

The Company’s success is dependent, in part, upon its executive officers, and if the Company is not able to attract and retain qualified executive officers or to successfully replace its current Chief Executive Officer who has announced his intention to retire, it could have a Material Adverse Effect.

The Company’s success depends, in part, on its executive officers, which is comprised of a relatively small group of individuals. Many members of the senior management team have significant industry experience, including the Company’s Chief Executive Officer who has previously announced that he intends to retire from the Company in April 2015. The Company believes that its senior management would be difficult to replace. Because the market for qualified individuals is highly competitive, the Company may not be able to attract and retain qualified executive officers or candidates. For example, attracting or selecting a new Chief Executive Officer who understands the Company’s business and has the experience and skills requisite for such position could be difficult. In addition, increasing regulations and negative publicity on the consumer financial services industry could affect the Company’s ability to attract and retain qualified executive officers, including a new Chief Executive Officer. Additionally, any significant leadership change or executive management transition, such as the replacement of the Company’s Chief Executive Officer, involves inherent risk, and if the Company does not have an effective transfer of knowledge and a smooth transition for this position, it could hinder the Company’s strategic planning, execution and future performance. The Company could also experience other departures of senior management following the replacement of the Chief Executive Officer, and the loss of senior management could result in significant disruptions to the Company’s operations. If the Company is unable to attract or retain qualified executive officers, such inability could have Material Adverse Effect.

Certain tax positions taken by the Company require the judgment of management and could be challenged by the Internal Revenue Service.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740. For example, in connection with the liquidation of Creazione, the Company included a deduction on its 2013 federal income tax return for the Company’s tax basis in the stock of Creazione and recognized a tax benefit of approximately $33.2 million as a result of the deduction. Management believes that the Company met the requirements for this deduction and that it should be treated as an ordinary loss, which reduced the Company’s cash taxes paid in 2013. The Company obtained a private letter ruling from the IRS with respect to one of the various factors that the Company considered in making this determination. Because there are a number of factors that must be considered in making this determination, some of which were not specifically addressed in the private letter ruling, the IRS could challenge the availability and/or characterization of the loss. If the deduction is ultimately denied or is determined to be a capital loss by the IRS, the Company may be required to reverse the previously recognized tax benefit and may be required to make additional income tax payments, which could have a Material Adverse Effect. In addition, the Enova Spin-off was structured with the intent that it would be a tax-free distribution. See “Risk Factors Related to the Enova Spin-off—The Company could be responsible for U.S. federal and state income tax liabilities that relate to the Enova Spin-off” for additional information regarding risks related to the tax treatment of the Enova Spin-off.

Decreased demand for the Company’s products and specialty financial services, due to sustained changes in the economy or for other reasons, and the Company’s failure to adapt to such decrease could result in a loss of revenue and could have a Material Adverse Effect.

The demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products, changes in macro-economic conditions or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations or introduces new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan operations of the Company and the products it offers. In addition, a sustained deterioration in the economy could also decrease demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops and cause deterioration in the performance of the Company’s pawn loan or consumer loan portfolios. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand for and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins. An economic slowdown could also result in a decreased number of consumer loans being made to customers due to higher unemployment or an increase in loan defaults in the Company’s consumer loan products. A sustained strengthening in the economy could also reduce demand for the Company’s pawn and consumer loans. As the Company’s customer base has more available disposable income, the demand for pawn loans and consumer loans could decrease. For example, gas prices have recently significantly decreased, and the Company believes that such decreases cause its customers to have more available disposable income. A sustained decrease in gas prices could result in a sustained decrease in demand for the Company’s pawn and consumer loans. Any of these events could result in a loss of revenue and could have a Material Adverse Effect.

A significant portion of the Company’s pawn loans are secured by gold collateral, and a significant and sustained decline in gold prices could result in decreases in the value of collateral securing outstanding pawn loans, in the balance of pawn loans secured by gold jewelry, in inventory valuations, and in commercial merchandise sales.

A significant portion, or 62.9% as of December 31, 2014, of the Company’s pawn loans are secured by gold jewelry, and the Company also sells forfeited gold jewelry through either retail or commercial sales. The Company’s pawn service charges, sales proceeds and ability to dispose of jewelry inventory through retail or commercial sales at an acceptable margin depend on the value of gold. In recent years, there has been an increased volatility in the price of gold, and gold prices have declined meaningfully since 2012. This decrease significantly reduced the proceeds and gross profit from the disposition of gold through commercial sales, and, as a result, during 2013 and 2014, the Company shifted its strategy to place a greater emphasis on retail disposition of merchandise and now relies less on the disposition of commercial merchandise due to the prevailing lower market price for gold. An additional significant and sustained decline in gold prices could result in decreases in the value of collateral securing outstanding pawn loans, in the balance of pawn loans secured by gold jewelry, in inventory valuations, and in commercial merchandise sales and could have a Material Adverse Effect.
Negative public perception of the Company’s business and its business practices could cause demand for the Company’s products to significantly decrease.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on consumer loans. The fees and/or interest charged by the Company for consumer loans and others in the industry attract media publicity about the industry and can be perceived as controversial because the focus is typically on the Annual Percentage Rate charged to a consumer for these types of loans, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. If the negative characterization of the types of loans that the Company offers becomes increasingly accepted by consumers, demand for any or all of the Company’s loan products could significantly decrease, which could have a Material Adverse Effect. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with the Company (such as other industry members), or attributable to matters not specific to the industry, the Company could become subject to more restrictive laws and regulations applicable to the consumer loan products offered by the Company that could impair the Company’s ability to offer consumer loans.

In addition, the Company’s ability to attract and retain customers is highly dependent upon the external perceptions of its business, including its level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other similar matters-even if related to seemingly isolated incidents or to practices not specific to pawn loans or consumer loans, such as debt collection-could erode trust and confidence and damage the Company’s reputation among existing and potential customers, which could make it difficult for the Company to attract new customers and retain existing customers and could significantly decrease the demand for the Company’s product, any of which could have a Material Adverse Effect.

Some of the Company’s debt agreements contain financial covenants and other restrictions that may limit the Company’s ability to operate its business, and failure to satisfy the Company’s debt obligations could have a Material Adverse Effect.

As of December 31, 2014, the Company had $196.5 million total debt outstanding, as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 11.” Some of the Company’s debt agreements contain various restrictive covenants, compliance with which is essential to continued credit availability. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. These restrictive covenants, among other things, restrict the Company’s ability to:

•	incur additional debt;

•	incur or permit certain liens to exist;

•	make certain investments;

•	merge or consolidate with or into, or convey, transfer, lease or dispose of all or substantially all of its assets to, another company;

•	make certain dispositions;

•	make certain payments; and

•	engage in certain transactions.

Some of the Company’s debt agreements also require the Company to maintain certain financial ratios and have cross default provisions. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, increase the interest rate on outstanding debt, accelerate the maturity of outstanding obligations under that agreement and could result in a cross default under the Company’s other debt agreements. For example, representatives of a small number of holders of the 2018 Senior Notes, which the Company believes own less than a majority of the aggregate principal amount of the 2018 Senior Notes, have indicated that they believe the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture. These noteholders have taken the position that the Company is in default under the Indenture and that a make-whole premium is payable, in addition to principal and accrued interest. The Company disagrees with the assertion that a default exists under the 2018 Senior Notes Indenture and also disagrees that a make-whole premium would be due in the event of a default because, among other things, the 2018 Senior Notes Indenture provides that upon acceleration of the 2018 Senior Notes due to a default, the repayment remedy is the repayment of principal and accrued interest with no provision for a make-whole premium. The Company believes the position taken by these noteholders is without merit and the Company intends to vigorously defend its position on these issues if formally asserted. This claim could be costly to defend, could be damaging to the Company’s reputation, could be time consuming for management and could affect the Company’s ability to obtain capital in the future. As of the date of this Annual Report, the Company has ample liquidity and capital resources, including availability under the Company’s Domestic and Multi-Currency Line of Credit, to repay the 2018 Senior Notes regardless of the outcome of this claim.

An inability to access the debt capital markets or obtain financing could reduce available capital.

In the past, the Company has accessed the debt capital markets or utilized its line of credit with banks to obtain capital, to finance growth and to refinance existing debt obligations. Efficient access to this capital is critical to the Company’s ongoing financial success; however, the Company’s future access to debt capital could become restricted due to a variety of factors, such as a deterioration of the Company’s earnings, cash flows, balance sheet quality, overall business or industry prospects, or reputation in the debt markets, a disruption or deterioration in the state of the capital markets or a negative bias toward the Company’s industry. Banks and other credit providers could restrict available lines of credit and require higher pricing upon renewal of the Company’s existing line of credit. The Company’s ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect the Company’s efforts to arrange additional financing on terms that are satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to grow its business, make future investments, take advantage of potential acquisitions or other opportunities, make share repurchases or respond to competitive challenges and this, in turn, could adversely affect the Company’s ability to advance its strategic plans. Additionally, if the capital and credit markets experience volatility and the availability of funds is limited, third parties with whom the Company does business may incur increased costs or business disruption and this could adversely affect the Company’s business relationships with such third parties. If the Company is unable to obtain financing such inability could have a Material Adverse Effect.

Current and future litigation or regulatory proceedings or adverse court interpretations of the laws under which the Company operates could have a Material Adverse Effect.

The Company has been and is currently subject to lawsuits, which may include purported class actions that could cause the Company to incur substantial expenditures, generate adverse publicity and could significantly impair the Company’s business, force the Company to cease doing business in one or more jurisdictions or cause it to cease offering one or more products. The Company is also likely to be subject to further litigation in the future. An adverse ruling in or a settlement of any current or future litigation against the Company or another lender could cause the Company to have to refund fees and/or interest collected, forego collections of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular jurisdictions. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if the Company is not a party to those proceedings. In addition, adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. Any of these events could have a Material Adverse Effect.

Increased competition from companies offering similar financial products and services offered by the Company could adversely affect the Company’s business, prospects, results of operations, financial condition and cash flows.

The Company has many competitors. Its principal lending competitors are other pawnshops, consumer loan companies, banks or other financial institutions, CSOs, online lenders and consumer finance companies that serve the Company’s primary customer base. The Company’s principal competitors to its retail operations, include retailers of new merchandise, retailers of pre-owned merchandise, other pawn shops, thrift shops, internet retailers, internet auction sites and other similar sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. Competitors of the Company’s business may also operate, or begin to operate, under business models less focused on legal and regulatory compliance, which could put the Company at a competitive disadvantage. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of loans that the Company writes, resulting in lower levels of revenue and earnings. The Company may not be able to compete successfully against any or all of its current or future competitors. As a result, the Company could lose market share and its revenue could decline, thereby affecting the Company’s ability to generate sufficient cash flow to service its indebtedness and fund the Company’s operations. Any such changes in the Company’s competition could have a Material Adverse Effect.

Consumer loans have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation and may in the future result in additional regulations and legislation that makes offering such loans in certain states where the Company operates less profitable or unattractive to the Company.

In recent years, consumer loans, which are also commonly referred to as “payday loans” and includes certain of the Company’s consumer loan products and comprised 8.9% of the Company’s total revenue as of December 31, 2014, have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states where the Company operates less profitable or unattractive to the Company. For example, during 2013, the Company closed 36 retail services locations in Texas in connection with the Texas Consumer Loan Store Closures, mainly as a result of restrictive city ordinances that have been passed since 2011 that had the effect of reducing the profitability and the volume of short-term consumer loans. The Company closely monitors proposed legislation being discussed in the states where it offers consumer loans and is currently monitoring proposed legislation in Texas, Missouri and Tennessee. Additional legislative or regulatory initiatives that are similar to or broader those that have already been adopted could be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer its consumer loan product. Any of these or other legislative or regulatory actions that affect the Company’s consumer loan business at the national, state and local level could, if enacted or interpreted differently, could have a Material Adverse Effect. See “The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a Material Adverse Effect” for additional information regarding potential rules or regulations that could affect the Company’s consumer loan business.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of shielding the Company from class action liability. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings. The Company takes the position that the arbitration provisions in its consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation. In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In 2013, the CFPB released a preliminary report on consumer arbitration provisions and indicated further study was in process. The results of the CFPB’s further study on arbitration were released in a report to Congress in March 2015.  The report, which the CFPB states is an empirical study and not an evaluative study, sets forth the CFPB’s factual findings from its comprehensive empirical review of the facts surrounding the resolution of consumer disputes - both in arbitration and in the courts. Any rule adopted by the CFPB would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements). Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a Material Adverse Effect.

The Company’s business depends on the uninterrupted operation of the Company’s systems and business functions.

The Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair the Company’s ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a Material Adverse Effect.

The Company’s services, operations and storefronts from which it provides products and services are also vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, which the Company’s headquarters has experienced in the past, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s ability to conduct business, including causing damage to merchandise or collateral that it holds in any of its retail services locations and causing multiple pawn lending locations to shut down or have limited operations, and the Company’s insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, civil unrest or violence could cause disruptions to the Company’s business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers or reduced demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. Any of these occurrences could have a Material Adverse Effect.

The Company is subject to cyber security risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
The Company’s business involves the storage and transmission of customers’ proprietary information, and security breaches could expose the Company to a risk of loss or misuse of this information, litigation, and potential liability. The Company’s network is entirely dependent on the secure operation of its systems as well as the operation of the internet generally. While the Company has incurred no material cyber attacks to date, a number of other companies have disclosed cyber attacks and security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company’s security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its customers’ proprietary information, cause interruption in the Company’s operations, damage its computers or those of its customers, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. In addition, most of the Company’s customers provide personal information, including bank account information when applying for consumer loans. The Company relies on secure transmissions protocols and access control technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. The Company may need to expend significant resources to address problems caused by breaches. Security breaches, including any breach of the Company or of persons with whom it has commercial relationships that result in the unauthorized release of its customers’ personal information, could damage the Company’s reputation and expose it to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and the Company’s business and could result in a loss of customers, suppliers or revenue.

Any of these events could result in a loss of revenue and could have a Material Adverse Effect.

The failure of third parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s consumer loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs, to make loans to customers and other third parties to provide services to facilitate lending, loan underwriting and payment processing. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenue and earnings of its consumer loan business. The Company’s revenue and earnings from its consumer loan business could also be adversely affected if any of those third-party providers make material changes to products or services that the Company relies on. The Company offers other services provided by various third parties to its customers. If a third-party provider fails to provide its products or services, makes material changes to such products and services or does not maintain its quality and consistency or fails to have the ability to provide its products and services, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations. Any of these events could result in a loss of revenue and could have a Material Adverse Effect.

The Company’s reported results require the judgment of management, and the Company could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or the interpretation of existing, accounting principles or financial reporting requirements.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, the Company prepares its financial statements in accordance with GAAP, and GAAP and its interpretations are subject to change over time. The Company may also encounter conflicting rules or guidance under GAAP, which could affect its accounting for certain matters or its ability to timely file reports with the Securities and Exchange Commission. For example, on March 2, 2014, the Company filed a Form 12b-25 Notice of Late Filing with the SEC for its Annual Report because the Company's audited consolidated financial statements for the fiscal year ended December 31, 2014 were not finalized. The delay in completing the financial statements was attributable to the Company’s accounting treatment for the derecognition of goodwill in connection with the Enova Spin-off. The Company may encounter conflicting guidance in the future. If new rules or interpretations of existing rules require the Company to change its financial reporting or cause a delay in the Company’s filings with the SEC, it could have a Material Adverse Effect, and the Company could be required to restate historical financial reporting.

Future acquisitions and/or the failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.

The Company has historically grown through strategic acquisitions, and the Company may pursue attractive acquisition opportunities in the future in order to expand its product and service offerings and markets and grow its business in response to changing customer demands, regulatory environments, technologies and competitive pressures. In some circumstances, the Company may expand its offerings through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and the Company may not be able to successfully complete identified acquisitions. Furthermore, even if the Company successfully completes an acquisition, it may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the business that it acquires, particularly if key personnel of an acquired company decide not to work for the Company. In addition, the Company may issue equity securities to complete an acquisition, which would dilute its shareholders’ ownership and could adversely affect the price of the Company’s common stock. Acquisitions may also involve the entry into geographic or business markets in which the Company has little or no prior experience or may expose the Company to additional material liabilities. In addition, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment. Consequently, the Company may not achieve anticipated benefits of the acquisitions, which could have a Material Adverse Effect.

Potential expansion for the Company is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units.

The Company may try to expand its business by acquiring existing stores and opening new ones, as it has done in the past. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified store management personnel, the ability to access capital, the ability to obtain required government permits and licenses, the prevailing laws and regulatory environment of each state or jurisdiction in which the Company operates or seeks to operate, which are subject to change at any time, the degree of competition in new markets and its effect on the Company’s ability to attract new customers and the ability to adapt the Company’s infrastructure and systems to accommodate its growth. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could have a Material Adverse Effect.

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

Risks Related to the Enova Spin-off
The Company could be responsible for U.S. federal and state income tax liabilities that relate to the Enova Spin-off.
The Enova Spin-off was conditioned on the receipt of an opinion of tax counsel that the Enova Spin-off will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Enova Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations made by the Company, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. If the IRS were to determine the Enova Spin-off to be taxable, the Company would recognize a substantial tax liability.
The Company has received a private letter ruling from the IRS to the effect that the retention by the Company of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code. The private letter ruling does not address any other tax issues related to the Enova Spin-off. Notwithstanding the private letter ruling, the IRS could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that the Company or Enova have made or provided to the IRS are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to the Company’s shareholders on the distribution date over the Company’s tax basis in such shares of Enova’s common stock. In addition, the Company agreed to certain actions in connection with the private letter ruling, such as disposing of the Enova stock that it retained within two years following the Enova Spin-off, and if the Company does not or is unable to follow-through with such actions, the tax-free status of the Enova Spin-off could be jeopardized.
In connection with the Enova Spin-off, Enova and the Company have agreed to indemnify each other for certain liabilities; if the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and Enova’s indemnity could be insufficient or Enova could be unable to satisfy its indemnification obligations.
Pursuant to a Separation and Distribution Agreement and certain other agreements that the Company entered into with Enova at the time of the Enova Spin-off, including the Tax Matters Agreement, Enova has agreed to indemnify the Company for certain liabilities that could be related to tax, regulatory, litigation or other liabilities, and the Company has agreed to indemnify Enova for certain similar liabilities, in each case for uncapped amounts. In addition, the Tax Matters Agreement prohibits Enova from taking any action or failing to take any action that could reasonably be expected to cause the Enova Spin-off to be taxable or to jeopardize the conclusions of the private letter ruling obtained in connection with the Enova Spin-off or opinions of counsel received by the Company or Enova. Indemnities that the Company may be required to provide Enova are not subject to any cap, may be significant and could negatively impact the Company’s business, particularly indemnities relating to the Company’s actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold the Company responsible for any of the liabilities that Enova has agreed to assume. Further, the indemnity from Enova could be insufficient to protect the Company against the full amount of such liabilities, or Enova may be unable to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Enova any amounts for which it is held liable, the Company may be temporarily required to bear these losses and could suffer reputational risks if the losses are related to regulatory, litigation or other matters. Each of these risks could have a Material Adverse Effect.

The Company is unable to take certain actions because such actions could jeopardize the tax-free status of the Enova Spin-off, and the Company may forego certain transactions in order to avoid the risk of incurring significant tax-related liabilities.
Pursuant to the Tax Matters Agreement that the Company entered into with Enova in connection with the Enova Spin-off, the Company is prohibited from taking actions that could reasonably be expected to jeopardize the conclusions of the private letter ruling obtained in connection with the Enova Spin-off or the opinion of counsel received by the Company. In addition, if the Company takes any action that causes the Enova Spin-off to be taxable, then the Company would be fully liable for any resulting taxes and expenses and Enova would only be required to indemnify the Company under the Tax Matters Agreement to the extent Enova’s actions were responsible for the Company incurring such taxes and expenses.

The Enova Spin-off would result in a significant U.S. federal income tax liability to the Company under Section 355(e) of the Internal Revenue Code if the Enova Spin-off is treated as part of a plan or series of related transactions for one or more persons to acquire a fifty percent (50%) or greater interest (measured by vote or value) in the stock of the Company. Current law generally creates a presumption that any acquisitions of the stock of the Company within two years before or after the Enova Spin-off are part of a plan that includes the Enova Spin-off, although the Company may be able to rebut that presumption. As a consequence, for the two years following the Enova Spin-off, the Company will be limited in its ability to take certain actions to the extent that taking such actions could reasonably be expected to cause the Enova Spin-off to be treated as part of a plan for one or more persons to acquire a fifty percent (50%) or greater interest in the stock of the Company. Open market purchases of Company common stock by third parties without any negotiation with the Company will generally not cause the Enova Spin-off to be treated as part of such a plan. However, actions within the two year period that could be presumed to be part of such a plan include:

•	the acquisition of fifty percent (50%) or more of the Company’s common stock by one or more persons within the two year period following the Enova Spin-off;

•
entering into any agreement, understanding or arrangement by the Company with respect to transactions or events (including, without limitation, stock issuances, pursuant to the exercise of stock options or otherwise, option grants, capital contributions or an acquisition, or a series of such transactions or events) that cause the Enova Spin-off to be treated as part of a plan pursuant to which one or more persons acquire directly or indirectly stock of the Company representing more than a fifty percent (50%) interest in the equity of the Company;

•
any actions that breach a representation made by the Company to the IRS in connection with obtaining the private letter ruling obtained by the Company in connection with the Enova Spin-off or by the Company to its counsel in connection with the issuance of a tax opinion by such counsel with respect to the Enova Spin-off.

Because of the significant liability to the Company that would result from the Enova Spin-off being treated as a taxable transaction, the Company may be limited in the amount of capital stock that it can issue to make acquisitions or to raise additional capital for the two years following the Enova Spin-off. In addition, the potential liability to the Company may discourage, delay or prevent a third party from acquiring control of the Company during this two year period pursuant to a transaction that the Company’s shareholders might otherwise consider favorable.

The Company is subject to continuing contingent liabilities of Enova.

Even though the Company and Enova are now separate, publicly-traded companies, there are several significant areas where the liabilities of Enova may become the Company’s obligations. For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Company’s consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for the Company for that taxable period. In connection with the Enova Spin-off, the Company has entered into a Tax Matters Agreement with Enova that allocates the responsibility for prior period taxes of the Company’s consolidated tax reporting group between the Company and Enova; however, if Enova is unable to pay any prior period taxes for which it is responsible, the Company could be required to pay the entire amount of such taxes.

The Company could be exposed to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements in connection with the Enova Spin-off.
The Enova Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Enova Spin-off left the Company insolvent or with unreasonably small capital or that the Company intended or believed it would incur debts beyond its ability to pay such debts as they mature and that the Company did not receive fair consideration or reasonably equivalent value in the Enova Spin-off and distribution. If a court were to agree with such a plaintiff, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning Enova’s assets or Enova’s shares that are distributed to the Company.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. The Company does not know what standard a court would apply to determine insolvency. Further, a court could determine that the Company was insolvent at the time of or after giving effect to the Enova Spin-off.
Under the Separation and Distribution Agreement that the Company entered into with Enova in connection with the Enova Spin-off, the Company is responsible for and has retained the debts, liabilities and other obligations related to the business or businesses which the Company owns and operates following the Enova Spin-off and Enova is responsible for and has assumed the debts, liabilities and other obligations related to the business or businesses that Enova owns and operates following the Enova Spin-off. Although the Company does not expect to be liable for any obligations not expressly retained by it pursuant to the Separation and Distribution Agreement, it is possible that the Company could be required to assume responsibility for certain obligations assumed by Enova under the Separation and Distribution Agreement should Enova fail to pay or perform its assumed obligations.
Certain members of management, directors and shareholders may face actual or potential conflicts of interest.
As a result of the Enova Spin-off, the Company’s management and directors and the management and directors of Enova may own both the Company’s common stock and Enova’s common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the Company’s management and directors and Enova’s management and directors face decisions that could have different implications for the Company and Enova. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Enova regarding the terms of the agreements governing the Enova Spin-off and the Company’s relationship with Enova thereafter or in the strategy for defending or resolving any litigation in which both the Company and Enova are involved. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Stockholder’s and Registration Rights Agreement, the Transition Services Agreement, the Software Lease and Maintenance Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise because the Company’s President and Chief Executive Officer, Daniel R. Feehan, also serves as a director of Enova. Further, conflicts of interest may arise out of any commercial arrangements that the Company and Enova may enter into in the future.

Risks Related to the Company’s Common Stock

The price of the Company’s common stock has been volatile and could continue to fluctuate substantially.

The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	variations in results of operations;

•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s operations;

•	the Enova Spin-off;

•	fluctuations in commodity prices;

•	general trends in the industry;

•	market conditions;

•	analysts’ estimates; and

•	perceptions of and other events related to the pawn or consumer loan industry.

The market price for the Company’s common stock has varied between a high of $25.45 on November 13, 2014 and a low of $15.79 on January 24, 2014 in the twelve-month period ended December 31, 2014, which prices are adjusted to reflect the Company’s stock price as if the Enova Spin-off had occurred on January 1, 2014. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry” and “Risks Related to the Enova Spin-off,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The Company may, in the future, issue its previously authorized and unissued shares of common stock, which would result in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 17, 2015, the Company had 28,567,276 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a Material Adverse Effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
The Company’s principal locations are as follows:

•	A corporate headquarters building in Fort Worth, Texas that is owned by the Company;

•	Corporate locations leased for the Company in Fort Worth, Texas and Cincinnati, Ohio; and

•	Multiple locations that offer pawn lending and/or consumer lending as set forth in the table below (12 of which are owned by the Company and the remainder of which are leased locations).

Number of Locations
Alabama	9
Alaska	6
Arizona	37
California	21
Florida	77
Georgia	47
Illinois	26
Indiana	36
Kentucky	21
Louisiana	24
Michigan	8
Missouri	17
Nevada	28
North Carolina	18
Ohio	120
Oklahoma	15
South Carolina	6
Tennessee	41
Texas	262
Utah	7
Washington	33
Total Company	859

The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its locations throughout the year.
All properties leased by the Company are leased under non-cancelable operating leases with remaining lease periods of generally one to 10 years. The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data—Note 13.”

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
(a) Market for Registrant’s Common Equity
The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 486 shareholders of record (not including individual participants in security listings) as of February 17, 2015. The high and low market prices of common stock and cash dividends declared per share during 2014 and 2013 are included in the table below. The stock prices presented below have been adjusted from original historical prices based on the method used by the New York Stock Exchange to reflect the impact on the Company’s stock price as a result of the Enova Spin-off, which was completed on November 13, 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$19.63	$21.91	$21.22	$25.45
Low	15.79	16.92	18.43	18.53
Cash dividend declared per share	0.035	0.035	0.035	0.050
2013
High	$24.55	$24.06	$22.28	$21.03
Low	17.94	19.16	18.02	16.02
Cash dividend declared per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

(c) Issuer Purchases of Equity Securities
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2014:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
January 1 to January 31	720	$37.20	—	1,533,300
February 1 to February 28	34,735	37.23	—	1,533,300
March 1 to March 31	—	—	—	1,533,300
April 1 to April 30	—	—	—	1,533,300
May 1 to May 31	24	45.22	—	1,533,300
June 1 to June 30	—	—	—	1,533,300
July 1 to July 31	1,067	45.96	—	1,533,300
August 1 to August 31	24	46.45	—	1,533,300
September 1 to September 30	4	44.69	—	1,533,300
October 1 to October 31	—	—	—	1,533,300
November 1 to November 30	4,660	24.26	—	1,533,300
December 1 to December 31	64,295	21.35	62,909	1,470,391
Total	105,529	$27.07	62,909

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 720, 34,708, 1,067, 4, 4,614 and 1,386 shares for the months of January, February, July, September, November and December, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 27, 24, 24 and 46 shares for the months of February, May, August and November, respectively.

(b)
On January 28, 2015, the Board of Directors authorized the Company’s repurchase of up to a total of 4,000,000 shares of the Company’s common stock, which is referred to as the 2015 Authorization. This repurchase authorization canceled and replaced the 2013 Authorization.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Financial Summary
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2014		2013		2012		2011		2010
Statement of Income Data (a)(b)(c)
Total Revenue	$1,094,696		$1,030,486		$1,139,443		$1,102,701		$958,733
Net revenue	589,550		586,514		632,039		631,106		558,829
Income from Operations	32,967		61,168		89,627		150,073		138,501
(Loss) Income from Continuing Operations before Income Taxes	(8,346)		43,985		81,370		141,166		131,247
Net (Loss) Income from Continuing Operations	(10,387)		59,182		40,901		87,514		80,638
Net Income from Discontinued Operations, Net of Tax	109,025		83,346		66,569		48,449		34,900
Net Income Attributable to Cash America International, Inc.	98,638		142,528		107,470		135,963		115,538
Basic Earnings Per Share
Net (Loss) Income from Continuing Operations	$(0.36)		$2.07		$1.39		$2.96		$2.72
Net Income from Discontinued Operations	3.77		2.91		2.26		1.64		1.18
Net Income Attributable to Cash America International, Inc.	$3.41		$4.97		$3.64		$4.59		$3.90
Diluted Earnings Per Share
Net (Loss) Income from Continuing Operations	$(0.36)		$1.93		$1.30		$2.74		$2.56
Net Income from Discontinued Operations	3.72		2.72		2.12		1.51		1.11
Net Income Attributable to Cash America International, Inc.	$3.36		$4.66		$3.42		$4.25		$3.67
Dividends declared per common share	$0.155		$0.140		$0.140		$0.140		$0.140
Weighted average common shares outstanding:
Basic	28,901		28,657		29,514		29,602		29,640
Diluted	29,341		30,613		31,452		31,991		31,521
Balance Sheet Data at End of Year(a)(c)
Pawn loans	$252,168		$261,148		$244,640		$253,519		$217,402
Consumer loans, net	44,853		54,732		58,638		58,845		49,022
Merchandise held for disposition, net	212,849		208,899		167,409		161,884		130,956
Working capital	658,937		862,067		710,566		644,891		491,298
Total assets	1,522,447		2,505,144		2,244,387		2,081,464		1,696,876
Long-term debt	196,470		739,989		578,330		537,291		456,704
Total equity	1,133,202		1,082,423		990,620		907,590		802,731
Ratio Data at End of Year
Current ratio	6.5	x	2.4	x	2.2	x	2.1	x	2.2	x
Debt to equity ratio	17.3%		68.4%		58.4%		59.2%		56.9%

(a)	See “Item 8. Financial Statements and Supplementary Data—Note 4” for discussion of the Company’s acquisitions in 2012 and 2013, and for discussion of divestitures completed by the Company in 2014.

(b)
See “Item 7. Management’s Discussion and Analysis—Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” and “—Adjusted EBITDA” for additional information about certain 2012, 2013 and 2014 income and expense items that affected the Company’s consolidated income from operations, income before income taxes from continuing operations, net income (loss) and net income (loss) per share from continuing operations.

(c)	As a result of the Enova Spin-off, the Company has presented financial information for Enova as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
    The Company provides specialty financial services to individuals through its storefront lending and franchised check cashing locations.
Pawn Lending
The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. The Company also offered pawn loans in Mexico through August 2014, when it sold its Mexico-based pawn operations. See “Recent Developments—Divestiture of Mexico-based Pawn Operations” for a discussion of the sale of the Company’s foreign retail services business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.
Consumer Loan Activities
    Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans) and installment loans.
     Short-term consumer loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. Installment consumer loans are longer-term, multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. Installment loans include unsecured loans and loans secured by a customer’s vehicle written by the Company or by a third-party lender through the CSO programs that the Company guarantees.
Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging CSO loans with third-party lenders. Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.
Check Cashing and Other Financial Services
Another small component of the Company's business includes the offering of check cashing and other ancillary products and services through some of its Company-owned lending locations. The ancillary products and services include money orders, wire transfers, prepaid debit cards and auto insurance. Most of these ancillary products and services offered are provided through third-party vendors. In addition, the Company’s franchised check cashing business offers check cashing services through its franchised check cashing centers.
Segment Information
    The Company has one reportable operating segment through which it offers the services described above. The Company previously had two segments: retail services and e-commerce. The retail services segment included all of the operations of the Company's Retail Services Division, which was composed of both domestic and foreign storefront locations. The e-commerce segment was comprised of all of the operations of Enova. In the fourth quarter of 2014, following the Enova Spin-off in November 2014 and the sale of the Company’s Mexico-based pawn operations in August 2014, the Company re-assessed its segment structure and determined that the retail services segment is the only reportable segment and includes all of the Company's operations. Information previously reported separately in corporate operations, which represents corporate expenses and other miscellaneous income, has been combined with the information previously included in the retail services segment because all of the Company's corporate expenses and other miscellaneous income support the Company's sole operating segment. Prior year financial amounts shown for the Company have been reclassified to reflect the Company’s current segment structure. Additional financial information regarding the Company’s operating segment and each of the geographic areas in which the Company conducted business during 2014, 2013 and 2012 is provided in “Item 8. Financial Statements and Supplementary Data—Note 19.”

Locations

See “Item 1. Business—Overview—General” for details of the Company's owned and franchised locations offering pawn lending, consumer lending and other services as of December 31, 2014, 2013 and 2012.

Recent Developments

Enova Spin-off

    On November 13, 2014, the Company completed the separation of its online lending business that comprised its e-commerce division, Enova, through the distribution of approximately 80 percent of the outstanding shares of Enova common stock to the Company’s shareholders, which was structured with the intent that it would be a tax-free distribution. The Company distributed to its shareholders 0.915 shares of Enova common stock for every one share of the Company’s common stock held as of the close of business on November 3, 2014, which was the record date for the Enova Spin-off. The Company received a private letter ruling from the IRS, an opinion from the Company's tax counsel and a solvency opinion from an independent financial advisor prior to approval of the Enova Spin-off by the Company's Board of Directors. As a result of the Enova Spin-off, Enova is now an independent public company, and its common stock is listed on the New York Stock Exchange under the ticker symbol “ENVA.”

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6.6 million shares of Enova common stock, and the Company has agreed, pursuant to the private letter ruling, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans as described below) no later than two years after the distribution. The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested RSUs, vested deferred RSUs, and unvested deferred RSUs that were granted by the Company to certain of its officers, directors and employees and certain Director Deferred Shares payable to the Company’s directors relating to the Company’s common stock awards that were outstanding under the Company's long-term incentive plans as of the date of the Enova Spin-off. Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting terms of the award agreements. In the event the award does not vest, the shares will be retained by the Company and sold. The total number of Enova shares of common stock subject to award agreements was 685,087 as of December 31, 2014, representing approximately 2.1% of the then-outstanding shares of Enova common stock. All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s long-term incentive plans) are classified as “available-for-sale securities” in accordance with ASC 320.
     Upon completion of the Enova Spin-off, the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements for all periods presented. For information regarding discontinued operations, see “Item 8. Financial Statements and Supplementary Data—Note 3.”
Unless stated otherwise, the discussion of the Company's business and financial information throughout this Annual Report refers to the Company’s continuing operations and results from continuing operations.

Divestiture of Mexico-based Pawn Operations
On August 25, 2014, the Company completed the divestiture of its 47 pawn lending locations in Mexico for cash consideration of approximately $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. These 47 Mexico pawn lending locations were previously included in the retail services segment. The Company recorded a loss of $2.8 million related to this divestiture and $2.1 million related to an expense for an uncollectible receivable incurred as a result of the Company’s discontinuation of these operations. The combined amounts are included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows.
Divestiture of Colorado Pawn Shops
On August 25, 2014, the Company exited the Colorado market through the sale of all five of its pawn lending locations in Colorado for cash consideration of approximately $3.0 million, net of cash held at the date of divestiture. These locations were included in the retail services segment and represented all of the locations operated by the Company in Colorado. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows.
Reduction in Short-Term Consumer Lending Operations

In 2014, the Company continued its strategy to de-emphasize consumer lending activities and enhance focus on pawn lending. As a result, the Company eliminated short-term consumer lending activities in 311 of its locations in 2014, the majority of which occurred during the last half of 2014. This reduction was in addition to the closure of 36 locations in Texas in connection with the Texas Consumer Loan Store Closures. As of December 31, 2014, the Company only offered short-term consumer loans in 311 of its locations. Short-term consumer loan fees comprised 7.7%, 9.7% and 9.7%, respectively, of total revenue in 2014, 2013 and 2012. Management expects the Company’s revenue from short-term consumer loan activities in future periods to decrease from historical levels due to the Company’s de-emphasis on this component of its lending activities.
2014 Reorganization
In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off, which is referred to as the 2014 Reorganization. In connection with the 2014 Reorganization, the Company incurred $7.5 million of charges for severance and other employee-related costs, which are included in “Operations and administration” in the consolidated statements of income. As of December 31, 2014, the Company had made payments of approximately $4.4 million for the 2014 Reorganization and had accrued approximately $3.1 million for future payments. Accrued amounts for the 2014 Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Management expects that the cost reductions resulting from the 2014 Reorganization will decrease operations and administration expenses related to its corporate and field management operations in future periods relative to 2014.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition on pawn loan fees and service charges, allowance for losses on merchandise held for disposition and consumer loans, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors of the Company.
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
Revenue Recognition—Pawn Lending
Pawn loan fees and service charges revenue is accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. If the future actual performance of the loan portfolio differs significantly (positively or negatively) from estimates, revenue for the next reporting period would be likewise affected.
At the end of 2014 and based on the revenue recognition method described above, the Company had accrued $53.6 million of pawn loan fees and service charges receivable. Assuming the 2014 accrual of pawn loan fees and service charges revenue was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by approximately $5.4 million in 2014 and net income attributable to the Company would decrease or increase by approximately $3.4 million, net of taxes.

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans
Allowance and Liability for Estimated Losses on Consumer Loans
The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans and installment loans and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income.

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.
The Company fully reserves or charges off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is estimated to be uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.
As of December 31, 2014, the allowance for losses on consumer loans was $4.2 million, and the liability for estimated losses on third-party lender-owned consumer loans guaranteed by the Company was $1.1 million, in aggregate representing 8.9% of the combined consumer loan portfolio.
For the year ended December 31, 2014, the consumer loan loss provision was $31.0 million. If the loss provision increased or decreased by 10%, or $3.1 million, from 2014 levels, net income attributable to the Company would likewise decrease or increase by $2.0 million, net of taxes, for 2014, assuming the same volume of consumer loans written and renewed in 2014.
Merchandise Held for Disposition
Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and an allowance for losses based on management’s evaluation of the characteristics of the merchandise and historical experience.

Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit (which the Company also defines as its reporting segments) to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value for each reporting unit that the Company had on that date exceeded their respective carrying values, and, as a result, no impairment existed at that date.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2014. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. There were no triggering events between the June 30, 2014 assessment and December 31, 2014 that would require a re-assessment of the Company’s indefinite-lived intangible assets.

The Company’s sale of its Mexico-based pawn operations in August 2014 was considered a triggering event for purposes of goodwill assessment. Following the sale, the Company tested the goodwill remaining in the retail services reporting unit, and determined that the fair value exceeded its carrying value.

The Enova Spin-off in November 2014 was considered a triggering event for purposes of goodwill assessment. Following the Enova Spin-off and as of December 31, 2014, the estimated fair value of the retail services reporting unit was re-calculated to incorporate changes in strategy, observed business trends and outlook. The estimated fair value of the retail services reporting unit declined since the June 30, 2014 annual assessment, but it continued to exceed its underlying carrying value. However, the excess fair value over the carrying value had been reduced to approximately 3% at December 31, 2014. A change in assumptions, such as an increase in the weighted-average cost of capital, could cause the carrying value of the retail services reporting unit to exceed its fair value at December 31, 2014, which could have resulted in an impairment loss. If all assumptions were held constant, a one percentage point increase in the weighted average cost of capital would have decreased the estimated fair value of the reporting unit to approximately $90.6 million below the carrying value, which would have required the Company to perform additional analysis in accordance with ASC 350 to determine if an impairment existed and could have resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers market capitalization, which is the observable market value of the Company based on the quoted market prices of the Company's common stock. The Company compares the market capitalization to its carrying value of equity. Following the Enova Spin-off and as of December 31, 2014, the Company’s market capitalization was observed to be lower than the carrying value of equity. The Company believes the observable market value at December 31, 2014 is not a reliable indicator of the Company’s fair value, due to the very short time frame since the date of the Enova Spin-off, a likely transition of a significant number of investors occurring due to the magnitude of the event, and the disruption of the Company’s share price following the event. Management believes this disruption is temporary but acknowledges the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company's forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the retail services reporting unit.

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

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323 and ASC 325, respectively. The Company has marketable equity securities that are held in its Nonqualified Savings Plan, marketable equity securities for its retained shares of Enova common stock, and non-marketable equity securities, each as described further below.

The Company retained approximately 20% of the outstanding shares of Enova common stock after the Enova Spin-off. The shares of Enova common stock held by the Company are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. Enova was in the process of registering these securities with the SEC as of December 31, 2014. Since these securities are not yet registered with the SEC, the Company has valued this investment based on the market determined stock price of Enova on December 31, 2014, less an adjustment factor due to the unregistered nature of the shares.

The Company evaluates marketable and non-marketable equity securities for impairment if circumstances arise that indicate that an impairment may exist. Non-marketable equity securities are held in “Other assets” in the Company’s consolidated balance sheets. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense or benefit is included within the tax provision in the consolidated statement of income for any increase or decrease in the valuation allowance for a given period.

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

As of December 31, 2013, the valuation allowance against the Company’s gross deferred tax assets was $13.8 million. In 2014, the Company released a $12.5 million valuation allowance in connection with the write off of the deferred tax assets at its subsidiary, Creazione, as a result of the anticipated liquidation of Creazione and $1.3 million in connection with the sale of the Company’s Mexico-based pawn lending locations. As of December 31, 2014, the Company had no remaining valuation allowance recorded.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC 740. ASC 740 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.

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

RESULTS OF OPERATIONS

The Company completed a variety of strategic initiatives in 2014 that materially affected its reported financial results for the period. In addition, during 2013, the Company was affected by certain income and expense items that impacted comparisons between the two periods. Specifically, in 2014, the Company: i) completed the Enova Spin-off, resulting in two publicly traded companies, ii) prepaid certain of its debt obligations, iii) completed the sale of the non-strategic assets of its Mexico and Colorado pawn lending operations, iv) completed the 2014 Reorganization, which reorganized the Company’s corporate and field administrative functions and resulted in severance expense, and v) ceased offering unsecured consumer loans in 311 of its locations. These events, including their effect on the Company’s financial condition and results of operations for the year ended December 31, 2014, are summarized below and explained in greater detail under “Recent Developments” and “Liquidity and Capital Resources—Cash Flows—Cash Flows from Continuing Financing Activities.”

•
As a result of the Enova Spin-off, operating results for Enova are presented as discontinued operations for all periods presented. Unless stated otherwise, any reference to financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

•
On August 25, 2014, the Company completed the divestiture of its 47 pawn lending locations in Mexico. The Company recorded a loss of $4.9 million related to this divestiture, which is included in “Loss on divestitures” in the Company’s consolidated statement of income. During the year ended December 31, 2014, the Company’s Mexico-based pawn operations reported revenue of $17.5 million and an operating loss of $6.7 million.

•
On August 25, 2014, the Company completed the divestiture of all five of its pawn lending locations in Colorado, and recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statement of income. During the year ended December 31, 2014, the Colorado operations reported total revenues of $2.8 million and an operating loss of $0.1 million.

•
During the year, the Company reduced its debt outstanding by $543.5 million and incurred $22.6 million in losses on debt extinguishment related to debt repayment activities, which are included in “Loss on extinguishment of debt” in the consolidated statements of income.

•
During the third and fourth quarters of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its storefront operations after the Enova Spin-off. In connection with the 2014 Reorganization, the Company incurred $7.5 million of charges for severance and other employee-related costs, which are included in “Operations and administration” in the consolidated statements of income.

•
In 2014, the Company continued its strategy to de-emphasize consumer lending and focus on its core business of pawn lending. As a result, the Company discontinued unsecured consumer lending activities in 311 of its locations. This reduction was in addition to the closure in 2013 of 36 locations in Texas that offered consumer loans as their primary source of revenue in connection with the Texas Consumer Loan Store Closures.

Highlights

The Company’s financial results for 2014 continuing operations, including the significant events described above and under “Recent Developments,” are summarized below.

•
Total revenue was $1.1 billion, representing an increase of $64.2 million, or 6.2%, for 2014 compared to 2013. Net revenue increased $3.0 million, or 0.5%, to $589.6 million, in 2014 compared to 2013. The increase was primarily due to an $18.6 million, or 3.7%, increase in pawn-related net revenue, which consists of pawn loan fees and services charges and proceeds from disposition of merchandise, net of cost of disposed merchandise. Consumer loan fees, net of the loss provision, partially offset the pawn-related net revenue increase.

•
Income from operations decreased $28.2 million, or 46.1%, to $33.0 million in 2014 compared to $61.2 million in 2013. Consolidated income from operations for 2014 includes expense items totaling $13.3 million related to the 2014 Reorganization, losses on divestitures and certain charges incurred in 2014 related to the 2013 Litigation Settlement. Expenses in 2013 included $16.9 million related to the 2013 Litigation Settlement, the Texas Consumer Loan Store Closures and the Regulatory Penalty, partially offset by the Ohio Adjustment.

•
Net loss from continuing operations was $10.4 million in 2014 compared to net income from continuing operations of $59.2 million in 2013. Diluted net loss per share from continuing operations was $0.36 in 2014 compared to net income per share of $1.93 in 2013. In addition to the expenses noted above for 2014, net income from continuing operations in 2014 included early extinguishment of debt charges of $14.2 million net of taxes ($0.48 per share). See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” and “Overview—Non-GAAP Disclosure—Adjusted EBITDA” for additional information.

OVERVIEW
Consolidated Net Revenue
Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.
The following tables show the components of net revenue for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$329,368	55.9%	$311,799	53.2%	$300,929	47.6%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	185,869	31.5%	184,826	31.5%	225,588	35.7%
Pawn related	$515,237	87.4%	$496,625	84.7%	$526,517	83.3%
Consumer loan fees, net of loss provision	$66,665	11.3%	$79,852	13.6%	$92,667	14.7%
Other revenue	7,648	1.3%	10,037	1.7%	12,855	2.0%
Net revenue	$589,550	100.0%	$586,514	100.0%	$632,039	100.0%
Consolidated net revenue increased $3.0 million, or 0.5%, to $589.6 million in 2014. Pawn-related net revenue accounted for 87.4% and 84.7% of total consolidated net revenue in 2014 and 2013, respectively. Pawn-related net revenue increased $18.6 million, or 3.7%, to $515.2 million in 2014 from $496.6 million in 2013. The increase in pawn-related net revenue was primarily due to higher pawn loan fees and service charges and higher gross profit on retail sales.
    Consumer loan net revenue accounted for 11.3% and 13.6% of total consolidated net revenue in 2014 and 2013, respectively. Consumer loan net revenue decreased $13.2 million to $66.7 million during 2014 from $79.9 million in 2013, primarily due to the Company’s strategy to reduce the Company’s short-term consumer lending activities. See “General—Recent Developments—Reduction in Short-Term Consumer Lending Operations” for further discussion.

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

Adjusted Earnings Measures

In addition to reporting financial results in accordance with GAAP, the Company has provided Adjusted Earnings Measures, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as the Adjusted Earnings Measures, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments included in the table below, especially those included in “Adjusted net income and adjusted diluted net income per share from continuing operations,” are useful to investors in order to allow them to clearly quantify these amounts and compare the Company’s financial results for the years ended December 31, 2014, 2013 and 2012, respectively. The computation of Adjusted Earnings Measures as presented below may differ from the computation of similarly-titled measures provided by other companies.

The following table provides a reconciliation for the years ended December 31, 2014, 2013 and 2012, respectively, between net (loss) income from continuing operations and diluted earnings per share from continuing operations calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Year Ended December 31,
	2014		2013		2012
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net (loss) income and diluted net income (loss) per share from continuing operations	$(10,387)	$(0.36)	$59,182	$1.93	$40,901	1.30
Adjustments (net of tax):
Loss on divestitures	6,444	0.22	—	—	—	—
2014 Reorganization	4,749	0.16	—	—	—	—
Texas Consumer Loan Store Closures	—	—	865	0.03	—	—
Loss on early debt extinguishment	14,208	0.48	382	0.01	—	—
Regulatory Penalty			2,500	0.08
2013 Litigation Settlement	400	0.01	11,340	0.37	—	—
Tax benefit related to Creazione Deduction	—	—	(33,201)	(1.09)	—	—
Charges related to the Mexico Reorganization	—	—	—	—	25,421	0.81
Charges related to Ohio Adjustment and Ohio Reimbursement Program	—	—	(3,209)	(0.10)	8,442	0.27
Adjusted net income and adjusted diluted net income per share from continuing operations	15,414	0.51	37,859	1.23	74,764	2.38
Other adjustments (net of tax):
Intangible asset amortization	4,148	0.14	3,495	0.11	2,618	0.08
Non-cash equity-based compensation	2,806	0.11	3,092	0.11	3,007	0.09
Convertible debt non-cash interest and issuance cost amortization	518	0.02	2,493	0.08	2,386	0.08
Foreign currency transaction gain	(71)	—	(11)	—	(18)	—
Adjusted earnings and adjusted earnings per share from continuing operations	$22,815	$0.78	$46,928	$1.53	$82,757	$2.63

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Per-share values may not compute correctly using the weighted average common shares outstanding value as the denominator due to rounding differences.

The table below reconciles the gross amounts, the impact of income taxes and noncontrolling interest, or NCI, and the net amounts for each of the adjustments included in the table above.

	Year Ended December 31,
	2014			2013			2012
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax and NCI	After-tax

Loss on divestitures	$5,176	$(1,268)	$6,444	$—	$—	$—	$—	$—	$—
2014 Reorganization	7,538	2,789	4,749	—	—	—	—	—	—
Texas Consumer Loan Store Closures	—	—	—	1,373	508	865	—	—	—
Loss on early debt extinguishment	22,553	8,345	14,208	607	225	382	—	—	—
Regulatory Penalty	—	—	—	2,500	—	2,500	—	—	—
2013 Litigation Settlement	635	235	400	18,000	6,660	11,340	—	—	—
Tax benefit related to Creazione Deduction	—	—	—	—	33,201	(33,201)	—	—	—
Charges related to the Mexico Reorganization	—	—	—	—	—	—	28,873	3,452	25,421
Charges related to the Ohio Adjustment and the Ohio Reimbursement Program	—	—	—	(5,000)	(1,791)	(3,209)	13,400	4,958	8,442
Total Adjustments	$35,902	$10,101	$25,801	$17,480	$38,803	$(21,323)	$42,273	$8,410	$33,863

The Company has provided certain additional quarterly non-GAAP information for 2014 to conform previously reported quarterly data for 2014 to the current presentation, with the operations of Enova in discontinued operations as a result of the Enova Spin-off. The table below provides a reconciliation for each quarter of 2014 between net income (loss) from continuing operations and diluted net income (loss) per share from continuing operations calculated in accordance with GAAP to the adjusted net income (loss) and diluted net income (loss) per share from continuing operations, which are shown net of tax (dollars in thousands, except per share data).

	Three Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014
	$	Per Diluted Share (a)	$	Per Diluted Share (a)	$	Per Diluted Share (a)	$	Per Diluted Share (a)
Net income (loss) and diluted net income (loss) per share from continuing operations	$3,237	$0.11	$(11,746)	$(0.41)	$(9,370)	$(0.32)	$7,492	$0.26
Adjustments (net of tax):
Loss on early extinguishment of debt	974	0.03	9,460	0.32	3,774	0.13	—	—
2013 Litigation Settlement	164	0.01	236	0.01	—	—	—	—
Loss on divestitures	—	—	—	—	6,444	0.22	—	—
2014 Reorganization	—	—	—	—	3,870	0.13	879	0.03
Adjusted net income (loss) and diluted net income (loss) per share from continuing operations	$4,375	$0.15	$(2,050)	$(0.08)	$4,718	$0.16	$8,371	$0.29

(a)  Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Per-share values may not compute correctly using the weighted average common shares outstanding value as the denominator due to rounding differences.

Adjusted EBITDA
The table below shows adjusted EBITDA from continuing operations, a non-GAAP measure that the Company defines as earnings from continuing operations excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA from continuing operations is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA from continuing operations is also useful to investors to help assess the Company’s estimated enterprise value. In addition, management believes that the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results during the periods shown without the effect of each of these income and expense items. The computation of adjusted EBITDA from continuing operations as presented below may differ from the computation of similarly-titled measures provided by other companies. The following table provides a reconciliation between net (loss) income from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to Adjusted EBITDA from continuing operations (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net (loss) income from continuing operations	$(10,387)	$59,182	$40,901
Net loss (income) attributable to the noncontrolling interest in continuing operations	—	308	(5,806)
Provision (benefit) for income taxes (a)	2,041	(15,505)	39,114
Equity in loss of unconsolidated subsidiary	—	136	295
Loss on early extinguishment of debt	22,553	607	—
Foreign currency transaction gain	(113)	(17)	(29)
Interest expense, net	18,873	16,457	7,991
Depreciation and amortization expenses	60,942	55,949	49,592
Adjustments
2014 Reorganization	7,538	—	—
Loss on Divestitures	5,176	—	—
Texas Consumer Loan Store Closures	—	1,373	—
Regulatory Penalty	—	2,500	—
2013 Litigation Settlement	635	18,000	—
Charges related to Mexico Reorganization	—	—	28,873
Charges related to Ohio Adjustment and Ohio Reimbursement Program	—	(5,000)	13,400
Adjusted EBITDA from continuing operations	$107,258	$133,990	$174,331
Adjusted EBITDA margin from continuing operations calculated as follows:
Total revenue	$1,094,696	$1,030,486	$1,139,443
Adjusted EBITDA	107,258	133,990	174,331
Adjusted EBITDA as a percentage of total revenue	9.8%	13.0%	15.3%

(a) For the year ended December 31, 2012, excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance, which is included in “Charges related to the Mexico Reorganization.”

The Company has provided certain additional quarterly non-GAAP information for 2014 to conform previously reported quarterly data for 2014 to the current presentation, with the operations of Enova in discontinued operations as a result of the Enova Spin-off. The following table provides a reconciliation for each quarter of 2014 between net income (loss) from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net income (loss) from continuing operations	$3,237	$(11,746)	$(9,370)	$7,492
Provision (benefit) for income taxes	3,822	(5,303)	(1,560)	5,082
Loss on early extinguishment of debt	1,546	15,016	5,991	—
Foreign currency transaction loss (gain)	2	(119)	4	—
Interest expense, net	5,304	5,509	4,321	3,739
Depreciation and amortization expenses	15,143	15,181	15,106	15,512
Adjustments:
2013 Litigation Settlement	260	375	—	—
Loss on divestitures	—	—	5,176	—
2014 Reorganization	—	—	6,143	1,395
Adjusted EBITDA	$29,314	$18,913	$25,811	$33,220

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2014 and 2013 (dollars in thousands except where otherwise noted).

	Year Ended December 31,
	2014	2013	Change	% Change
Pawn loan fees and service charges	$329,368	$311,799	$17,569	5.6%
Ending pawn loan balance (as of December 31,)	$252,168	$261,148	$(8,980)	(3.4)%
Average pawn loan balance outstanding	$251,695	$238,109	$13,586	5.7%
Amount of pawn loans written and renewed	$1,071,760	$1,014,662	$57,098	5.6%
Average amount per pawn loan (in ones)	$123	$124	$(1)	(0.8)%
Annualized yield on pawn loans	130.9%	130.9%

The average balance of pawn loans outstanding increased by $13.6 million, or 5.7%, and pawn loan fees and service charges increased by $17.6 million, or 5.6%, from 2013 to 2014. These increases were primarily due to growth from acquisitions that occurred in the second half of 2013. The increase in pawn loan fees and service charges in 2014 was partially offset by a decrease in the pawn loan fees and service charges of $2.3 million in the Company’s Mexico-based pawn operations as a result of the sale of those operations in August 2014. Excluding the impact of the decrease from the Company’s Mexico-based pawn operations, pawn loan fees and service charges increased $19.8 million, or 6.5%, from 2013 to 2014. Excluding pawn loan balances in the Company’s Mexico-based pawn operations, the Company’s domestic pawn loan balances decreased $4.6 million, or 1.8%, to $252.2 million in 2014, compared to $256.8 million in 2013, primarily due to lower demand for pawn loans during the fourth quarter of 2014. Same store ending domestic pawn loan balances decreased 1.2% in 2014 compared to the year end 2013 balances. Management believes that the precipitous decline in gasoline prices in the fourth quarter of 2014 contributed to the decrease in demand for pawn loans.

Merchandise Sales Activities
Proceeds From Disposition of Merchandise

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Management separates proceeds from disposition of merchandise and gross profit on disposition of merchandise into two groups, retail sales and commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$528,312	$131,694	$660,006	$427,644	$167,795	$595,439
Gross profit on disposition	$173,714	$12,155	$185,869	$151,757	$33,069	$184,826
Gross profit margin	32.9%	9.2%	28.2%	35.5%	19.7%	31.0%
Percentage of total gross profit	93.5%	6.5%	100.0%	82.1%	17.9%	100.0%
During 2013 and 2014, the Company shifted its strategy to place a greater emphasis on retail disposition of merchandise and much less reliance on the disposition of commercial merchandise due to the prevailing lower market price for pure gold. The percentage of gross profit from commercial sales has become a less significant percentage of the total gross profit from dispositions. Management expects this trend to continue and will focus on the profit from the retail disposition of merchandise in future periods.
As a result of this shift in strategy, proceeds and gross profit from disposition of merchandise for retail merchandise increased by $100.7 million, or 23.5%, and $22.0 million, or 14.5%, respectively, from 2013 to 2014. Excluding the Company’s Mexico-based pawn operations, which were sold in August 2014, proceeds from the domestic disposition of retail merchandise increased $106.2 million, and gross profit from the disposition of retail merchandise remained at $22.0 million after this exclusion.
Proceeds and gross profit from disposition of merchandise for commercial merchandise decreased by $36.1 million and $20.9 million, respectively, from 2013 to 2014, primarily as a result of lower average price of gold sold in 2014.
Total gross margin decreased from 31.0% in 2013 to 28.2% in 2014, due to lower gross margin on retail sales, which declined mainly as a result of discounting of retail merchandise prices on general merchandise items to enhance sales, and lower gross margin on commercial dispositions. In addition, the Company increased the allowance for merchandise held for disposition by $1.5 million in 2014 due to the increase in the mix of general merchandise to total merchandise held for disposition. General merchandise typically requires a slightly higher allowance than jewelry due to its higher risk of losing value over time. This expense also contributed to the gross margin decrease from 2013 to 2014. However, total gross profit from the disposition of merchandise increased $1.0 million, or 0.6% overall.
Merchandise turnover decreased slightly from 2013 to 2014, from 2.4 times to 2.3 times.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before and after valuation allowance of $2.4 million and $0.9 million as of December 31, 2014 and 2013, respectively (dollars in thousands):

	As of December 31,
	2014		2013
	Amount	%	Amount	%
Jewelry – held for one year or less	$111,963	52.0%	$116,256	55.4%
Other merchandise – held for one year or less	90,642	42.1%	79,851	38.1%
Total merchandise held for one year or less	202,605	94.1%	196,107	93.5%
Jewelry – held for more than one year	3,494	1.6%	6,734	3.2%
Other merchandise – held for more than one year	9,150	4.3%	7,007	3.3%
Total merchandise held for more than one year	12,644	5.9%	13,741	6.5%
Merchandise held for disposition, gross	$215,249	100.0%	$209,848	100.0%
Merchandise held for disposition, net of allowance	$212,849		$208,899

Consumer Loan Activities
Combined Consumer Loans
In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written and renewed, which is statistical data that is not included in the Company’s financial statements. References throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to renewed consumer loans include both renewals and extensions made by customers to their existing loans in accordance with applicable laws.
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

Consumer Loan Balances

The following table summarizes consumer loan balances outstanding as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31,
	2014			2013
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$42,954	$2,718	$45,672	$49,856	$4,900	$54,756
Installment loans	6,061	7,073	13,134	9,787	12,639	22,426
Total ending loan balance, gross	49,015	9,791	58,806	59,643	17,539	77,182
Less: Allowance and liabilities for losses	(4,162)	(1,060)	(5,222)	(4,911)	(1,030)	(5,941)
Total ending loan balance, net	$44,853	$8,731	$53,584	$54,732	$16,509	$71,241
Allowance and liability for losses as a % of consumer loan balances, gross	8.5%	10.8%	8.9%	8.2%	5.9%	7.7%

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

Consumer Loan Fees

Consumer loan fees decreased $15.5 million, or 13.7%, to $97.7 million in 2014 compared to $113.2 million in 2013. The decrease in consumer loan fees was primarily due to a decrease in short-term consumer loan balances, mainly due to the Company’s strategic decision to discontinue short-term consumer lending in 311 of its locations in 2014. See “General—Recent Developments—Reduction in Short-Term Consumer Lending Operations” for further discussion of the recent changes in the Company’s short-term consumer lending activities.

The following table sets forth interest and fees on consumer loans by product type, and the related loan loss provision for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$83,909	$13,765	$97,674	$100,146	$13,065	$113,211
Less: consumer loan loss provision	23,269	7,740	31,009	27,513	5,846	33,359
Consumer loan fees, net loss provision	$60,640	$6,025	$66,665	$72,633	$7,219	$79,852
Year-over-year change—$	$(11,993)	$(1,194)	$(13,187)	$(12,056)	$(759)	$(12,815)
Year-over-year change—%	(16.5)%	(16.5)%	(16.5)%	(14.2)%	(9.5)%	(13.8)%
Consumer loan loss provision as a % of consumer loan fees	27.7%	56.2%	31.7%	27.5%	44.7%	29.5%

Consumer Loan Loss Provision

The loss provision as a percentage of consumer loan fees increased to 31.7% in 2014 from 29.5% in 2013, primarily due to the change in the mix in the consumer loan portfolio during 2014. In connection with the Company’s strategy to de-emphasize its short-term consumer loan lending activities, the total consumer loan portfolio included a greater proportion of installment loans in 2014 compared to 2013. Short-term loans generally carry lower loss rates than installment loans, and the decrease in short-term loans led to the overall increase in the loss rate in 2014. Despite the higher loss rate in 2014 in the consumer loan loss portfolio, the consumer loan loss provision decreased overall, primarily as a result of the significant decline in the short-term consumer loan balances in the portfolio during 2014.

The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period. The table below shows the average amount per consumer loan by product for 2014 compared to 2013. The decrease in the average amount of installment loans outstanding from December 31, 2013 to December 31, 2014 was primarily due to the discontinuation during 2014 of one of the Company’s installment loan products that typically carried higher average balances than other loans in the installment loan portfolio.

	Year Ended December 31,
	2014	2013
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans	$475	$474
Installment loans	$1,442	$2,083

(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

Consumer Loan Information by Product
Management evaluates consumer loan loss rates for all of its consumer loan products to determine credit quality and evaluate trends. For short-term loans, the Company evaluates consumer loan losses as a percentage of combined consumer loans written and renewed. For installment loans, the Company evaluates consumer loan losses as a percentage of the average consumer loan balance outstanding and the average combined consumer loan balance outstanding, respectively, for each portfolio. The following tables provide additional information related to each of the Company’s consumer loan products as of and for the years ended December 31, 2014 and 2013 (dollars in thousands). Ratios provided in the tables below reflect performance measures used by management, which may differ by products due to the specific characteristics of each product.

	Year ended December 31,
	2014	2013
Short-term consumer loans:
Consumer loan loss provision	$23,269	$27,513
Charge-offs (net of recoveries)	24,363	27,628
Allowance and liability for losses	3,138	4,232
Short-term consumer loans written and renewed:(a)
Company owned	$646,232	$712,253
Guaranteed by the Company(b)	62,698	104,236
Combined consumer loans written and renewed	$708,930	$816,489
Short-term consumer loans and fees receivable:
Gross - Company owned	$42,954	$49,856
Gross - Guaranteed by the Company(b)	$2,718	$4,900
Combined consumer loans and fees receivable, gross (c)	$45,672	$54,756
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	3.3%	3.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	3.4%	3.4%
Consumer loan loss provision as a % of consumer loan fees	27.7%	27.5%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	6.9%	7.7%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements

(c)	Non-GAAP measure.

	Year ended December 31,
	2014	2013
Installment loans:
Consumer loan loss provision	$7,740	$5,846
Charge-offs (net of recoveries)	7,365	5,441
Allowance and liability for losses	2,084	1,709
Installment loan ratios:
Consumer loan loss provision as a % of consumer loan fees	56.2%	44.7%
Allowance and liability for losses as a % of combined ending consumer loan balance(a)	15.9%	7.6%

.

(a)	Non-GAAP measure.

Expenses
The table below shows additional detail of the total expenses for the Company for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013
Operations and administration:
Personnel	$297,180	$262,820
Occupancy	126,897	118,124
Other	66,388	88,274
Total operations and administration	490,465	469,218
Loss on divestitures	5,176	—
Depreciation and amortization	60,942	56,128
Total expenses	$556,583	$525,346
Year-over-year change—$
Operations and administration	$21,247	$(11,038)
Loss on divestitures	5,176	—
Depreciation and amortization	4,814	(6,028)
Total expenses	$31,237	$(17,066)
Year-over-year change—%	5.9%	(3.1)%
Consolidated total expenses increased $31.2 million, or 5.9%, to $556.6 million in 2014 compared to 2013.

Operations and Administration Expenses

The Company completed a variety of strategic initiatives in 2014 that materially affected its operations and administration expenses for the period. In addition, during 2013, the Company was affected by certain income and expense items that impacted comparisons between the two periods. See “General—Recent Developments” and “Overview” sections above for more information about the expense items in 2014.

Operations and administration expenses increased $21.2 million, or 4.5%, to $490.5 million in 2014 compared to 2013. Components of the increase included a $34.4 million increase in personnel expenses, an $8.8 million increase in occupancy expenses and a $22.0 million decrease in other expenses.

The $34.4 million increase in personnel expenses is primarily due to severance costs related to the 2014 Reorganization, the addition of retail services locations through acquisitions made during 2013, normal merit increases, incentives and increased health insurance costs.

The $8.8 million increase in occupancy expenses, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to acquisitions made during 2013 and normal rent increases, partially offset by lower expenses in 2014, primarily related to $1.4 million of expenses in 2013 for the Texas Consumer Loan Store Closures.
The $22.0 million decrease in other expenses in 2014 from 2013 was primarily driven by lower expenses in 2014 due to a charge incurred in 2013 related to an accrual of $18.0 million for the 2013 Litigation Settlement and decreased marketing expenses in 2014 compared to 2013. Offsetting these decreases was an increase in expenses in 2014 due to a benefit recognized by the Company in 2013 of $5.0 million related to the Ohio Adjustment, partially offset by a $2.5 million expense incurred in 2013 related to the Regulatory Penalty.

The 2014 Reorganization resulted in an increase in operations and administration expenses in 2014 and the full impact of the cost reductions was not fully realized in 2014. Management expects that the cost reductions resulting from the 2014 Reorganization will decrease operations and administration expenses related to its corporate and field management operations in future periods relative to 2014.

Loss on Divestitures

The Company incurred a loss on divestitures of $5.2 million in 2014 as a result of a $2.8 million loss on the sale of its Mexico-based pawn operations, a $2.1 million expense recognized related to an uncollectible receivable as a result of the Company’s discontinuation of its Mexico-based pawn operations, and a $0.3 million loss on the sale of the Company’s Colorado pawn lending locations. See “General—Recent Developments—Divestiture of Mexico-based Pawn Operations” and “—Divestiture of Colorado Pawn Shops” for additional information.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $4.8 million, or 8.6%, primarily due to an increase in capitalized amounts related to depreciation expenses related to acquisitions completed during 2013 and the Company’s recent remodeling activities in its existing and newly acquired stores. In addition, amortization expenses increased due to acquisitions completed in 2013. In recent years, the Company has completed significant acquisitions, which have increased the Company’s intangible assets and the related amortization expenses.

Interest Expense and Interest Income

Following the Enova Spin-off, interest expense for the Company from continuing operations excludes interest expense in 2014 associated with the $500.0 million of senior unsecured notes issued by Enova in May 2014 and excludes interest expense in 2014 and 2013 for the Enova Note Receivable, both of which are presented in discontinued operations. Following the Enova Spin-off, the $500.0 million of senior unsecured notes are debt obligations of Enova, and interest expense related thereto is no longer incurred by the Company.

The following table shows the Company’s interest income and expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Interest expense	$26,520	$36,319	$(9,799)	(27.0)%
Interest income	7,647	19,862	(12,215)	(61.5)%
Interest expense, net	$18,873	$16,457	$2,416	14.7%

Interest expense, net of interest income, increased $2.4 million, or 14.7%, to $18.9 million in 2014 as compared to $16.5 million in 2013. The Company’s interest income in 2014 and 2013 related primarily to the Enova Note Receivable. The Enova Note Receivable was repaid in full and terminated in May 2014 and was outstanding for the full year in 2013, resulting in a decrease in interest income of $12.2 million in 2014 from 2013. In addition, during 2014, interest expense decreased, primarily due to the payments made in connection with several of the Company’s debt instruments in 2014, including prepayment in its entirety of the Company’s Private Placement Notes, the purchase of a portion of the Company’s outstanding 2018 Senior Notes, payments made in connection with the conversion and redemption of the Company’s 2029 Convertible Notes and a reduction of the outstanding indebtedness under the Company’s Domestic and Multi-currency Line of Credit. These debt instruments were repaid primarily with the proceeds received from Enova for the repayment of the Enova Note Receivable. The overall decrease in interest income offset the decrease in interest expense, resulting in an increase to net interest expense in 2014. See Note 11 of the consolidated financial statements for additional information regarding the Company’s debt instruments.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $22.6 million in 2014 compared to $0.6 million in 2013. This loss was composed of an approximately $15.1 million loss during 2014 associated with the prepayment of $106.2 million of aggregate principal amount of the Company’s outstanding Private Placement Notes, a $6.0 million loss in 2014 related to the repurchase of $103.5 million of aggregate principal amount of the Company’s 2018 Senior Notes and a $1.5 million loss associated with the repurchase of $58.6 million principal amount of 2029 Convertible Notes prior to the Convertible Notes being called in May 2014.

Income Taxes

During 2014, the Company recorded income tax expense of $2.0 million on a pre-tax loss of $8.3 million, resulting in a negative effective tax rate of (24.5%).  The negative effective tax rate was primarily due to the tax impact of the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations and an additional valuation allowance associated with the current year losses in Mexico. During 2013, the Company recorded an income tax benefit of $15.5 million on pre-tax profits of $44.0 million, resulting in a negative effective tax rate of (35.3%).  The negative effective tax rate was primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations. Without the impact of these items, the Company’s effective tax rate would have been 11.6% and 39.6% for 2014 and 2013, respectively. The lower effective tax rate for 2014 is primarily due to the pre-tax loss incurred in 2014 and the tax impact of other permanently non-deductible items.  Given the impact of the pre-tax loss incurred in 2014 and the significance of the one-time items that affected the 2014 effective tax rate, that rate should not be viewed as indicative of the effective tax rate for future periods.

Net Income from Discontinued Operations
As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for all applicable periods in this discussion. As the Enova Spin-off occurred on November 13, 2014, the Company’s results discussed below for 2014 include only revenue and expenses incurred prior to that date.
Net income from discontinued operations increased $25.7 million, or 30.8%, from 2013 to 2014. The increase was primarily due to a $27.7 million, or 6.2%, increase in net revenue, driven by higher revenue from Enova’s domestic and foreign line of credit account and installment loan portfolios and lower consumer loan loss rates across all of Enova’s consumer loan portfolios, including short-term loans, line of credit accounts and installment loans. Enova’s effective tax rate for 2014 and 2013, respectively, was 36.6% and 35.7%.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
Pawn Lending Activities
The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2013 and 2012 (dollars in thousands except where otherwise noted):

	Year Ended December 31,
	2013	2012	Change	% Change
Pawn loan fees and service charges	$311,799	$300,929	$10,870	3.6%
Ending pawn loans outstanding (as of December 31,)	$261,148	$244,640	$16,508	6.7%
Average pawn loans outstanding	$238,109	$237,121	$988	0.4%
Amount of pawn loans written and renewed	$1,014,662	$1,040,478	$(25,816)	(2.5)%
Average amount per pawn loan (in ones)	124	124	—	—
Annualized yield on pawn loans	130.9%	126.9%

Pawn Loan Fees and Service Charges and Pawn Balances

Consolidated pawn loan balances as of December 31, 2013 were $261.1 million, which was $16.5 million higher than the balances as of December 31, 2012. Consolidated pawn loan fees and service charges increased $10.9 million, or 3.6%, to $311.8 million in 2013 from $300.9 million in 2012. The increases in pawn loan balances and pawn loan fees and service charges were primarily due to increases in pawn loan balances from acquisitions in the U.S. that the Company made in 2013.
Domestic Pawn Lending
The average balance of pawn loans outstanding during 2013 increased by $8.1 million, or 3.6%, compared to 2012, primarily due to an increase in the loan balances as a result of the addition of 81 pawn lending locations, net of closures, through acquisitions and de novo store growth since 2012. The increase was partially offset by lower average pawn loan balances in same-store locations, which decreased 3.6% in 2013 compared to 2012. Management believes this decrease is primarily attributable to a reduction in demand for pawn loans by customers. The average amount per loan decreased to $127 in 2013 from $131 in 2012 and was influenced by a greater mix of pawn loans being collateralized by non-jewelry merchandise, which generally have a lower average loan amount than loans collateralized by jewelry.
Pawn loan fees and service charges increased $16.4 million, or 5.7%, to $304.5 million in 2013 compared to 2012. The increase is primarily due to higher pawn loan yields and higher average pawn loan balances during 2013. The increase in pawn loan yield was primarily due to a greater mix of pawn loans in markets with higher statutory lending rates on pawn loans and lower forfeiture rates. The increase in average pawn loan balances is primarily due to acquisitions and de novo store growth in domestic operations.
Foreign Pawn Lending
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

Merchandise Sales Activities

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
As the table above indicates, the Company placed a greater emphasis on retail disposition of merchandise in its locations and de-emphasized the commercial disposition of merchandise due to lower market prices for pure gold.
The total proceeds from disposition of merchandise decreased $108.3 million, or 15.4%, in 2013 compared to 2012. Total gross profit from the disposition of merchandise decreased $40.8 million, or 18.1%, during 2013 compared to 2012. The overall gross profit margin percentage decreased to 31.0% in 2013 compared to 32.1% in 2012, primarily due to a decrease in gross profit margin on commercial sales. The consolidated merchandise turnover decreased to 2.4 times during 2013 compared to 3.0 times in 2012, primarily due to management’s decision to emphasize retail disposition activity rather than the Company’s previous practice of disposing of a higher volume of merchandise through commercial sales. Commercial sales typically have a higher turnover rate than retail sales.
Proceeds from retail dispositions of merchandise increased $36.1 million, or 9.2%, during 2013 compared to 2012. Proceeds from domestic retail dispositions increased $42.9 million, primarily due to management’s emphasis on retail disposition activity and the addition of locations through acquisitions and de novo store growth. Offsetting this increase was a $6.8 million decrease in foreign retail sales proceeds, mainly due to the closure in 2012 of pawn lending locations in Mexico as part of the Mexico Reorganization.

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

Proceeds from commercial dispositions decreased $144.4 million, or 46.3%, during 2013 compared to 2012. Proceeds from commercial dispositions from domestic operations decreased by $123.2 million, primarily due to a decrease in the volume of gold sold as part of an effort to place a greater emphasis on retail disposition activity, decreases in the market price of gold sold and the volume of jewelry forfeitures of collateral and jewelry purchased directly from customers. Foreign operations contributed $21.2 million of the decrease, primarily due to the closure of pawn lending locations in Mexico as part of Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $48.4 million, mainly due to lower gross profit in domestic operations. The decrease in consolidated gross profit margin from commercial dispositions, which was 19.7% in 2013 compared to 26.1% in 2012, was mainly due to a lower volume of gold sold and a decrease in the market price of gold sold.

Consumer Loan Activities
Combined Consumer Loans
Consumer Loan Balances
The following table summarizes consumer loan balances outstanding as of December 31, 2013 and 2012 (dollars in thousands):

	As of December 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$49,856	$4,900	$54,756	$52,171	$7,134	$59,305
Installment loans	9,787	12,639	22,426	11,246	9,395	20,641
Total ending loan balance, gross	59,643	17,539	77,182	63,417	16,529	79,946
Less: Allowance and liabilities for losses	(4,911)	(1,030)	(5,941)	(4,779)	(872)	(5,651)
Total ending loan balance, net	$54,732	$16,509	$71,241	$58,638	$15,657	$74,295
Allowance and liability for losses as a % of consumer loan balances, gross	8.2%	5.9%	7.7%	7.5%	5.3%	7.1%

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

Consumer Loan Fees

Consumer loan fees decreased $8.7 million, or 7.1%, to $113.2 million in 2013 compared to $121.9 million in 2012. The decrease in consumer loan fees was primarily due to a decrease in consumer loan demand in the Company’s retail services locations and the Texas Consumer Loan Store Closures.

Consumer Loan Loss Provision

The loss provision as a percentage of consumer loan fees increased to 29.5% in 2013 from 24.0% in 2012 primarily due to a shift in mix of loans in the portfolio in 2013 as compared to 2012 to include a higher proportion of the installment loans, which generally carry higher loss rates than short-term consumer loans. Additionally, the Company experienced higher charge-offs and decreased collections in each of these portfolios in 2013 as compared to 2012, leading to higher loan losses in the overall portfolio. The consumer loan loss provision increased $4.1 million, or 14.1%, to $33.4 million from 2012 to 2013.

The following table sets forth interest and fees on consumer loans by product type, and the related loan loss provision for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$100,146	$13,065	$113,211	$109,972	$11,920	$121,892
Less: consumer loan loss provision	27,513	5,846	33,359	25,283	3,942	29,225
Consumer loan fees, net loss provision	$72,633	$7,219	$79,852	$84,689	$7,978	$92,667
Year-over-year change—$	$(12,056)	$(759)	$(12,815)	$(4,854)	$2,330	$(2,524)
Year-over-year change—%	(14.2)%	(9.5)%	(13.8)%	(5.4)%	41.3%	(2.7)%
Consumer loan loss provision as a % of consumer loan fees	27.5%	44.7%	29.5%	23.0%	33.1%	24.0%

The table below shows the average amount per consumer loan by product for 2013 compared to 2012. The decrease in the average amount of installment loans outstanding from December 31, 2012 to December 31, 2013 was primarily due to a change in the mix of products in the installment loan portfolio. In 2013, the Company introduced an installment loan product that had a lower average balance relative to its other installment loan products, which resulted in a decrease in the average loan outstanding for 2013.

	Year Ended December 31,
	2013	2012
Average amount per consumer loan (in ones)(a)
Short-term loans	$474	$473
Installment loans	2,083	3,069
(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

Consumer Loan Information by Product
The following tables provide additional information related to each of the Company’s consumer loan products as of and for the year ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Short-term consumer loans:
Consumer loan loss provision	$27,513	$25,283
Charge-offs (net of recoveries)	27,628	24,795
Allowance and liability for losses	4,232	4,347
Short-term consumer loans written and renewed:(a)
Company owned	$712,253	$743,575
Guaranteed by the Company(b)	104,236	145,221
Combined consumer loans written and renewed	$816,489	$888,796
Short-term consumer loans and fees receivable:
Gross - Company owned	$49,856	$52,171
Gross - Guaranteed by the Company (b)	4,900	7,134
Combined consumer loans and fees receivable, gross (c)	$54,756	$59,305
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	3.4%	2.8%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	3.4%	2.8%
Consumer loan loss provision as a % of consumer loan fees	27.5%	23.0%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	7.7%	7.3%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

	2013	2012
Installment loans:
Consumer loan loss provision	$5,846	$3,942
Charge-offs (net of recoveries)	5,441	3,575
Allowance and liability for losses	1,709	1,304
Installment loan ratios:
Consumer loan loss provision as a % of consumer loan fees	44.7%	33.1%
Allowance and liability for losses as a % of combined ending consumer loan balance(a)	7.6%	6.3%

(a)	Non-GAAP measure.

Expenses

The table below shows additional detail of the total expenses for the Company for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012
Operations and administration:
Personnel	$262,820	$264,143
Occupancy	118,124	115,489
Other	88,274	100,624
Total operations and administration	469,218	480,256
Depreciation and amortization	56,128	62,156
Total expenses	$525,346	$542,412
Year-over-year change - $
Operations and administration	$(11,038)	$42,109
Depreciation and amortization	(6,028)	19,270
Total	$(17,066)	$61,379
Year-over-year change - %	(3.1)%	12.8%

Consolidated total expenses decreased $17.1 million, or 3.1%, to $525.3 million in 2013 compared to $542.4 million in 2012.

Operations and Administration Expenses

Operations and administration expenses decreased $11.0 million, or 2.3%, to $469.2 million during 2013 compared to 2012. Components of the decrease included a $12.3 million decrease in other expenses, a $1.3 million decrease in personnel expenses and a $2.6 million increase in occupancy expenses.
The $12.3 million decrease from 2012 to 2013 in other expenses was primarily driven by the higher expenses incurred in 2012 related to the $13.4 million charge for the Ohio Reimbursement Program. Also contributing to the decrease in other expenses was approximately $4.4 million of lower expenses in 2013 from the charges incurred in 2012 related to the Mexico Reorganization and $7.0 million lower operating and administrative costs in 2013 from the reduced operations in Mexico in 2013, mainly as a result of the Mexico Reorganization. In addition, in 2013, the Company recognized a benefit in operations and administration expenses of $5.0 million related to the Ohio Adjustment, partially offset by a $2.5 million charge incurred in 2013 related to the Regulatory Penalty. Other decreases in other expenses were primarily due to decreased collection costs in 2013 as a result of a decrease in loans written, lower processing charges related to the disposition of commercial merchandise and lower underwriting costs related to a decrease in loans written in 2013. Partially offsetting the decreases noted above was an increase related to an accrual of $18.0 million in 2013 for the 2013 Litigation Settlement.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses decreased $6.0 million, or 9.7%, primarily due to the reduction in assets and impairment charges taken in 2012 from the Mexico Reorganization, partially offset by acquisitions in late 2012 and in 2013 and an increase in depreciation and amortization associated with corporate assets.

Interest Expense and Interest Income

In connection with the Company’s reporting of Enova in discontinued operations as a result of the Enova Spin-off, interest expense for the Company from continuing operations excludes interest in 2013 and 2012 for the Enova Note Receivable. This interest was included as interest income for both of these years.

The following table shows the Company’s interest income and expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Interest expense	$36,319	$29,134	$7,185	24.7%
Interest income	19,862	21,143	(1,281)	(6.1)%
Interest expense, net	$16,457	$7,991	$8,466	105.9%

Interest expense, net of interest income, increased $8.5 million, or 105.9%, to $16.5 million in 2013 as compared to $8.0 million in 2012. The Company’s interest income in 2013 and 2012 related primarily to the Enova Note Receivable. The average amount outstanding for the Enova Note Receivable was lower in 2013 compared to 2012, resulting in a decrease in interest income of $1.3 million in 2013 from 2012. In addition, the Company issued the $300.0 million in aggregate principal amount of 5.75% Senior Notes, or 2018 Senior Notes, in May 2013. Following the issuance of the 2018 Senior Notes, the Company decreased the outstanding indebtedness under its Domestic and Multi-currency Line of Credit, which had a lower effective interest rate than the 2018 Senior Notes. As a result, the Company’s effective blended borrowing cost increased to 5.5% in 2013 compared to 4.8% in 2012.

Income Taxes
During 2013, the Company recorded an income tax benefit of $15.5 million on pre-tax profits of $44.0 million, resulting in a negative effective tax rate of (35.3%).  The negative effective tax rate was primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.  During 2012, the Company recorded income tax expense of $46.3 million on pre-tax profits of $81.4, resulting in an effective tax rate of 56.9%.  The effective tax rate was negatively impacted by a $12.6 million valuation allowance related to the deferred tax assets of the Company’s Mexico subsidiaries.  Without the impact of these items, the Company’s effective tax rate would have been 39.6% and 41.9% for 2013 and 2012, respectively. The effective tax rate for 2012 was also negatively impacted by significant losses in the Company’s Mexico-based pawn operations, which were taxed at a lower rate than the domestic operations.

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

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for all applicable periods in this discussion. Net income from discontinued operations increased $16.8 million, or 25.2%, from 2012 to 2013. The increase was primarily due to 19.9% increase in net revenue, driven by higher revenue from Enova’s domestic and foreign line of credit account and installment loan portfolios and lower consumer loan loss rates across Enova’s entire consumer loan portfolio. Enova’s effective tax rate for 2013 and 2012, respectively, was 35.7% and 36.6%.

LIQUIDITY AND CAPITAL RESOURCES
The Company manages its liquidity and capital positions to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth, which is driven by demand for the Company’s loan products. Second, longer-term financing strategies are used to manage the Company’s debt refinancing risk, and third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth objectives. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s Domestic and Multi-currency Line of Credit. Long-term liquidity is provided through long-term debt financing and the issuance of debt securities. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available. Longer-term financing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit.
The Company has historically generated significant cash flow through normal operating activities for funding both short-term and long-term needs. As a result, operating cash flow, which may be supplemented with borrowings under the Company’s Domestic and Multi-currency Line of Credit is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset-backed securities or commercial paper.
Management considers additional sources of long-term funding when strategic transactions, such as large scale acquisitions, are necessary or desirable. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term debt securities.
As of December 31, 2014, 2013 and 2012, the Company believes it was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. Representatives of a small number of holders of the 2018 Senior Notes, which the Company believes own less than a majority of the aggregate principal amount of the 2018 Senior Notes, have indicated that they believe the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture. These noteholders have taken the position that the Company is in default under the Indenture and that a make-whole premium is payable, in addition to principal and accrued interest. The Company disagrees with the assertion that a default exists under the 2018 Senior Notes Indenture and also disagrees that a make-whole premium would be due in the event of a default because, among other things, the 2018 Senior Notes Indenture provides that upon acceleration of the 2018 Senior Notes due to a default, the repayment remedy is the repayment of principal and accrued interest with no provision for a make-whole premium. The Company believes the position taken by these noteholders is without merit and the Company intends to vigorously defend its position on these issues if formally asserted. This claim could be costly to defend, could be damaging to the Company’s reputation, could be time consuming for management and could affect the Company’s ability to obtain capital in the future. As of the date of this Annual Report, the Company has ample liquidity and capital resources, including availability under the Company’s Domestic and Multi-Currency Line of Credit, to repay the 2018 Senior Notes regardless of the outcome of this claim.
In the event of a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, the Company could experience a violation of its debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing bank line of credit or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which predominately have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market, and adjustments to its lending practices to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of loans. Additional alternatives may include the sale of assets, including the Enova shares held by the Company, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows
The Company’s continuing cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
Net cash provided by continuing operating activities	$127,775		$140,763		$137,708
Pawn activities	$(24,203)		$(33,564)		$2,449
Consumer loans	(24,742)		(31,324)		(28,564)
Acquisitions, net of cash acquired	(1,207)		(165,284)		(78,039)
Purchases of property and equipment	(37,910)		(46,400)		(61,527)
Proceeds from sale of marketable equity securities	—		6,616		—
Proceeds from divestitures, net of cash divested	21,534		—		5,471
Proceeds from note receivable	431,034		36,187		16,280
Dividends received	122,384		—		—
Other investing activities	246		776		(926)
Net cash provided by (used in) continuing investing activities	$487,136		$(232,993)		$(144,856)
Net cash (used in) provided by continuing financing activities	$(581,533)		$89,289		$7,028
Net cash provided by discontinued operations	$56,363		$5,194		$764
Working capital	$658,937		$862,067		$710,566
Current ratio	6.5	x	2.4	x	2.2	x
Merchandise turnover	2.3	x	2.4	x	3.0	x
Total debt to adjusted EBITDA ratio(a)	1.8	x	5.5	x	3.3	x

(a)	Non-GAAP measure. See “Overview—Non-GAAP Disclosure—Adjusted EBITDA” section for a reconciliation of adjusted EBITDA to net income attributable to the Company.
Cash Flows from Continuing Operating Activities
2014 comparison to 2013
Net cash provided by continuing operating activities decreased $13.0 million, or 9.2%, from $140.8 million in 2013 to $127.8 million in 2014.
The significant components of the decrease included:

•
a $69.8 million decrease in net income from continuing operations, which was impacted by certain expense items shown in “Overview-Non-GAAP Disclosures-Adjusted Earnings Measures” and “Results of Operations—Highlights;” and

•	a $20.4 million decrease in accounts payable and accrued expenses, primarily due to an $18.6 million payment made in 2014 related to the accrued 2013 Litigation Settlement.
Offset by:

•
a $23.6 million increase due to a change in income taxes, which increased net income in 2013, primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction in 2013 offset by the tax impact of lower pre-tax income in 2014;

•
a $19.8 million increase of non-cash interest income on the Enova Note Receivable in 2013. Interest income on the Enova Note Receivable in 2014 was paid by Enova as part of the full repayment of the Enova Note Receivable in 2014;

•
a $15.9 million increase related to changes in “Restricted cash” on the Company’s consolidated balance sheet. The Company established an $8.0 million restricted cash fund in 2013 in connection with the Company’s Consent Order issued by the CFPB. In 2014, the Company reclassified a majority of the cash previously held in “Restricted cash” to “Cash and cash equivalents” in connection with the release of restrictions on the accrued funds; and

•	$17.9 million of other net increases to net cash provided by continuing operating activities, primarily related to divestitures and debt extinguishment, which are non-cash items.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

2013 comparison to 2012

Net cash provided by continuing operating activities increased $3.1 million, or 2.2%, from $137.7 million in 2012 to $140.8 million in 2013.

The significant components of the increase included:

•	a $24.3 million increase in net income from continuing operations.
Offset by:

•	an $8.0 million decrease related to the establishment of a restricted cash fund in 2013 in connection with the Company’s Consent Order with the CFPB;

•
a $6.0 million decrease related to a decrease in depreciation and amortization expense, a non-cash item, primarily due to the reduction in assets and impairment charges taken in 2012 from the Mexico Reorganization, partially offset by acquisitions in late 2012 and in 2013 and an increase in depreciation and amortization associated with corporate assets; and

•	a $5.1 million decrease due to a change in income taxes.
Cash Flows from Continuing Investing Activities
2014 comparison to 2013
Net cash from continuing investing activities increased $720.1 million from 2013 to 2014, from a $233.0 million use of cash in 2013 to a $487.1 million source of cash in 2014.
The significant components of the increase included:

•	a $394.8 million increase due to proceeds received in 2014 in connection with the repayment in full of the Enova Note Receivable;

•	a $164.1 million increase related to $165.3 million of cash used in 2013 for acquisitions compared to $1.2 million used for acquisitions in 2014;

•	a $122.4 million increase in cash related to dividends received from Enova in 2014;

•	a $21.5 million increase in cash related to the proceeds from the divestitures of the Company’s Mexico-based pawn operations and five Colorado pawn lending locations in 2014; and

•	an $8.5 million decrease in cash used for purchases of property and equipment.
Offset by:

•
a $9.4 million increase in cash used by pawn activities, primarily due to a decrease in the disposition of merchandise through commercial sales of gold resulting in an increase in merchandise available for disposition in retail services locations, which is a result of the Company’s strategy to emphasize the sale of gold through retail channels rather than commercial channels.
Management anticipates that expenditures for property and equipment for 2015 will be between $20 million and $30 million, excluding acquisitions of stores, primarily for the remodeling of stores, facility upgrades, technology infrastructure and the establishment of up to five new locations. The Company has agreed, pursuant to a private letter ruling received from the IRS to sell its retained shares of Enova common stock (other than shares retained for delivery under the Company’s long-term incentive plans) within two years following the Enova Spin-off, which will increase cash flows from continuing investing activities. See “Recent Developments—Enova Spin-off” for additional information.
2013 comparison to 2012
Net cash used in continuing investing activities increased $88.1 million, or 60.8%, from $144.9 million in 2012 to $233.0 million in 2013.
The significant components of the increase included:

•	an $87.2 million increase in cash used for acquisitions, as described below; and

•
a $36.0 million increase in cash used by pawn activities, primarily due to a decrease in the disposition of merchandise through commercial sales of gold resulting in an increase in merchandise available for disposition in retail services locations, which is a result of the Company’s strategy to emphasize the sale of gold through retail channels rather than commercial channels.

Offset by:

•	a $19.9 million increase in proceeds for the partial paydown of the Enova Note Receivable; and

•	a $15.1 million decrease in expenditures for purchases and equipment, primarily due to decreased expenditures in 2013 for remodeling of existing locations.
The Company completed the acquisition of 76 domestic pawn lending locations in 2013, including the acquisition of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition) and the acquisition of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina). Consideration for these acquisitions was paid in cash and funded through available cash and the Company’s Domestic and Multi-currency Line of Credit.
Cash Flows from Continuing Financing Activities
2014 comparison to 2013
Net cash flows from continuing financing activities decreased by $670.8 million from 2013 to 2014, from a source of cash of $89.3 million in 2013 to a use of cash of $581.5 million in 2014. The significant components of the change included:

•
a $424.9 million increase in cash used for several debt reduction activities in 2014, including prepayment in its entirety of the Company’s Private Placement Notes, the purchase of a portion of the Company’s outstanding 2018 Senior Notes, payments made in connection with the repurchase of a portion of the 2029 Convertible Notes and the conversion and redemption of the remainder of the 2029 Convertible Notes and a reduction of the outstanding indebtedness under the Company’s Domestic and Multi-currency Line of Credit; and

•	a $300.0 million decrease in cash received from the issuance in 2013 of the 2018 Senior Notes, net of payments for debt issuance costs, as described further below.

Offset by:

•
a $44.7 million decrease in cash used for repurchases of shares of Company common stock primarily through open market transactions. See “Share Repurchases” below for additional information related to share repurchase activity.

As of December 31, 2014, the Company had no borrowings outstanding on its Domestic and Multi-currency Line of Credit, and it had $280.0 million of available borrowings. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $658.9 million is sufficient to meet the Company’s anticipated capital requirements for its business. See Note 11 of the consolidated financial statements for additional information regarding the Company’s debt instruments, including the Domestic and Multi-currency Line of Credit, which was amended in 2014 and 2013.
The Company had standby letters of credit of $12.0 million issued under its $20.0 million standby Letter of Credit Facility as of December 31, 2014.
2013 comparison to 2012
Net cash provided by continuing financing activities increased $82.3 million, from $7.0 million in 2012 to $89.3 million in 2013.
The significant components of the increase included:

•
a net increase in the proceeds received from the issuance of long-term debt of $248.0 million, mainly from the issuance and sale of $300.0 million of 2018 Senior Notes in May of 2013, which is discussed in greater detail below.

Offset by:

•
a $145.2 million increase in cash used in 2013 for payments and repurchases of long-term debt, including the repayment of outstanding balances under the Company’s Domestic and Multi-currency Line of Credit, the repurchase, through privately negotiated transactions, of a portion of the 2029 Convertible Notes, and for debt issuance costs incurred in conjunction with the issuance of the 2018 Senior Notes and the amendments to the Domestic and Multi-currency Line of Credit, as discussed below; and

•
a $22.5 million increase in cash used in 2013 from 2012 for repurchases of shares of Company common stock, primarily through open market transactions. The Company repurchased $47.6 million of the Company’s common shares in 2013. See “Share Repurchases” below for additional information related to share repurchase activity.

On May 15, 2013, the Company issued and sold the 2018 Senior Notes for an aggregate principal amount of $300.0 million. The 2018 Senior Notes bear interest at a rate of 5.75% per year on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. The 2018 Senior Notes are senior unsecured debt obligations of the Company. The 2018 Senior Notes are guaranteed by all of the Company’s domestic subsidiaries and one foreign subsidiary. As required by a registration rights agreement that the Company entered into with the initial purchasers when the 2018 Senior Notes were issued, the Company completed an exchange offer with respect to the 2018 Senior Notes in January 2014. All of the unregistered 2018 Senior Notes have been exchanged for identical new notes registered under the Securities Act.

Net Cash Flows from Discontinued Operations
2014 comparison to 2013
Net cash flows provided by discontinued operations increased by $51.2 million from 2013 to 2014, primarily due to:

•
a $143.0 million decrease in cash used by investing activities in 2014, mainly as a result of a decrease in cash used for consumer loan activities as a result of decreased loans written and increased payments from customers and collections on consumer loans.

Offset by:

•
a $39.8 million increase in cash used by financing activities, primarily due to payments of $431.0 million made by Enova to repay the Enova Note Receivable and for aggregate dividend payments of $122.4 million to the Company in 2014. These uses of cash were partially offset by cash proceeds from the issuance of $500.0 million of senior unsecured notes by Enova in 2014 (see “Interest Expense and Interest Income” above); and

•	a $52.0 million decrease in cash provided by operating activities, primarily due to a decrease in the consumer loan loss provision from 2013 to 2014, a non-cash item.
2013 comparison to 2012
Net cash flows provided by discontinued operations increased by $4.4 million from 2012 to 2013, primarily due to:

•	a $62.9 million increase in cash provided by operating activities in 2013, primarily due to higher net income in 2013 and an increase in the consumer loan loss provision, a non-cash item in 2013.
Offset by:

•
a $38.5 million increase in cash used by investing activities, primarily due to additional cash used for consumer loan activities in 2013 compared to 2012 as a result of growth in Enova’s consumer loan portfolio; and

•	a $19.9 million decrease in cash used for financing activities as a result of lower payments by Enova on the Enova Note Receivable.

Contractual Obligations and Commitments

The table below summarizes the Company’s contractual obligations at December 31, 2014, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	—	—	—	196,470	—	—	196,470
Interest on long-term debt	11,297	11,297	11,297	5,649	—	—	39,540
Non-cancelable operating leases	55,881	47,605	37,407	29,533	22,172	40,811	233,409
Total	$67,178	$58,902	$48,704	$231,652	$22,172	$40,811	$469,419

Share Repurchases

On January 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock, or the 2015 Authorization, and canceled the Company’s previous share repurchase authorization from January 2013, or the 2013 Authorization. During 2014, the Company purchased 62,909 shares in open market transactions under the 2013 Authorization for a total investment of $1.3 million, including commissions. Management anticipates that it will periodically purchase shares under the 2015 Authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

At December 31, 2014, there were 1,470,391 shares remaining under the 2013 Authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the year ended December 31, 2014, see “Item 5(c)—Issuer Purchases of Equity Securities” in Part II.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of its independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Unsecured installment loans that are guaranteed generally have terms of two to 12 months. Installment loans secured by the customer’s vehicle that are guaranteed typically have terms of up to 60 months. As of December 31, 2014 and 2013, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $9.8 million and $17.5 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $1.1 million and $1.0 million as of December 31, 2014 and 2013, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to the Company’s operations historically result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. As of December 31, 2014, the Company did not have significant foreign operations to cause significant foreign currency risk. Additionally, as of December 31, 2014, the Company did not have any outstanding variable rate debt borrowings.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cash America International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 13, 2015

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$53,042	$19,748
Restricted cash	60	8,000
Pawn loans	252,168	261,148
Consumer loans, net	44,853	54,732
Merchandise held for disposition, net	212,849	208,899
Pawn loan fees and service charges receivable	53,648	53,438
Income taxes receivable	8,881	9,573
Prepaid expenses and other assets	21,317	24,969
Deferred tax assets	—	8,448
Note receivable	—	425,413
Investment in equity securities	131,584	—
Current assets of discontinued operations	—	390,589
Total current assets	778,402	1,464,957
Property and equipment, net	201,054	221,818
Goodwill	487,569	495,214
Intangible assets, net	45,828	52,211
Other assets	9,594	14,843
Noncurrent assets of discontinued operations	—	256,101
Total assets	$1,522,447	$2,505,144
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$74,331	$88,514
Customer deposits	17,314	14,803
Current portion of long-term debt	—	22,606
Current deferred tax liabilities	27,820	—
Current liabilities of discontinued operations	—	476,967
Total current liabilities	119,465	602,890
Deferred tax liabilities	72,432	56,414
Other liabilities	878	980
Noncurrent liabilities of discontinued operations	—	45,054
Long-term debt	196,470	717,383
Total liabilities	$389,245	$1,422,721
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024
Additional paid-in capital	86,388	150,833
Retained earnings	1,030,387	1,017,981
Accumulated other comprehensive income	71,959	4,649
Treasury shares, at cost (1,428,495 shares and 2,224,902 shares as of December 31, 2014 and 2013, respectively)	(58,556)	(94,064)
Total equity	1,133,202	1,082,423
Total liabilities and equity	$1,522,447	$2,505,144

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Pawn loan fees and service charges	$329,368	$311,799	$300,929
Proceeds from disposition of merchandise	660,006	595,439	703,767
Consumer loan fees	97,674	113,211	121,892
Other	7,648	10,037	12,855
Total Revenue	1,094,696	1,030,486	1,139,443
Cost of Revenue
Disposed merchandise	474,137	410,613	478,179
Consumer loan loss provision	31,009	33,359	29,225
Total Cost of Revenue	505,146	443,972	507,404
Net Revenue	589,550	586,514	632,039
Expenses
Operations and administration	490,465	469,218	480,256
Loss on divestitures	5,176	—	—
Depreciation and amortization	60,942	56,128	62,156
Total Expenses	556,583	525,346	542,412
Income from Operations	32,967	61,168	89,627
Interest expense	(26,520)	(36,319)	(29,134)
Interest income	7,647	19,862	21,143
Foreign currency transaction gain	113	17	29
Loss on extinguishment of debt	(22,553)	(607)	—
Equity in loss of unconsolidated subsidiary	—	(136)	(295)
(Loss) Income from Continuing Operations before Income Taxes	(8,346)	43,985	81,370
Provision (benefit) for income taxes	2,041	(15,505)	46,275
Net (Loss) Income from Continuing Operations before Noncontrolling Interest	(10,387)	59,490	35,095
Net (income) loss attributable to the noncontrolling interest in continuing operations	—	(308)	5,806
Net (Loss) Income from Continuing Operations	(10,387)	59,182	40,901
Net Income from Discontinued Operations, Net of Tax	109,025	83,346	66,569
Net Income Attributable to Cash America International, Inc.	$98,638	$142,528	$107,470
Earnings Per Share:
Basic Earnings Per Share
Net (Loss) Income from Continuing Operations	$(0.36)	$2.07	$1.39
Net Income from Discontinued Operations	$3.77	$2.91	$2.26
Net Income Attributable to Cash America International, Inc.	$3.41	$4.97	$3.64
Diluted Earnings Per Share
Net (Loss) Income from Continuing Operations	$(0.36)	$1.93	$1.30
Net Income from Discontinued Operations	$3.72	$2.72	$2.12
Net Income Attributable to Cash America International, Inc.	$3.36	$4.66	$3.42
Weighted average common shares outstanding:
Basic	28,901	28,657	29,514
Diluted	29,341	30,613	31,452
Dividends declared per common share	$0.155	$0.140	$0.140

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income including noncontrolling interest	$98,638	$142,836	$101,664
Other comprehensive (loss) gain, net of tax:
Unrealized derivatives gain(a)	—	—	12
Foreign currency translation (loss) gain(b)	(7,255)	1,664	9,064
Marketable equity securities unrealized gain (loss)(c)	71,959	(254)	1,060
Total other comprehensive gain, net of tax	64,704	1,410	10,136
Comprehensive income	$163,342	$144,246	$111,800
Net (income) loss attributable to the noncontrolling interest	—	(308)	5,806
Foreign currency translation loss (gain) attributable to the noncontrolling interest	—	111	(112)
Comprehensive (income) loss attributable to the noncontrolling interest	—	(197)	5,694
Comprehensive income attributable to Cash America International, Inc.	$163,342	$144,049	$117,494

(a)	Net of tax (provision) of $(6) for the year ended December 31, 2012.

(b)	Net of tax (provision) benefit of $(1,827), $(1,177) and $(1,426) for the years ended December 31, 2014, 2013 and 2012.

(c)	Net of tax benefit (provision) of $(39,640), $136 and $(570) for the years ended December 31, 2014, 2013 and 2012.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(9,847)			307,070	11,631	1,784		1,784
Stock-based compensation expense			4,804					4,804		4,804
Income tax benefit from stock-based compensation			2,638					2,638		2,638
Net income attributable to Cash America International, Inc.				107,470				107,470		107,470
Dividends paid				(4,096)				(4,096)		(4,096)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					8,952			8,952	112	9,064
Marketable equity securities unrealized gain, net of tax					1,060			1,060		1,060
Purchases of treasury shares						(647,426)	(25,516)	(25,516)		(25,516)
Loss attributable to noncontrolling interests								—	(5,806)	(5,806)
Purchase of noncontrolling interest			(7,665)					(7,665)	(719)	(8,384)
Balance at December 31, 2012	30,235,164	3,024	157,613	879,434	3,128	(1,351,712)	(51,304)	991,895	(1,275)	990,620
Shares issued under stock-based plans			(4,871)			127,087	4,871	—		—
Stock-based compensation expense			4,908					4,908		4,908
Income tax benefit from stock based compensation			595					595		595
Purchase of convertible debt			(7,621)					(7,621)		(7,621)
Net income attributable to Cash America International, Inc.				142,528				142,528		142,528
Dividends paid				(3,981)				(3,981)		(3,981)
Foreign currency translation gain (loss), net of tax					1,775			1,775	(111)	1,664
Marketable equity securities, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(1,000,277)	(47,631)	(47,631)		(47,631)
Income attributable to noncontrolling interests								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287
Balance at December 31, 2013	30,235,164	3,024	150,833	1,017,981	4,649	(2,224,902)	(94,064)	1,082,423	—	1,082,423
Shares issued under stock-based plans			(6,677)			154,851	6,677	—		—
Stock-based compensation expense			4,454					4,454		4,454
Reduction in income tax benefit from stock-based compensation			(228)					(228)		(228)
Purchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)		(30,267)
Net income attributable to Cash America International, Inc.				98,638				98,638		98,638
Dividends paid				(3,986)				(3,986)		(3,986)
Foreign currency translation loss, net of tax					(7,255)			(7,255)		(7,255)
Marketable equity securities, net of tax					71,959			71,959		71,959
Purchases of treasury shares						(105,529)	(2,896)	(2,896)		(2,896)
Spin-off of Enova				(82,246)	2,606			(79,640)		(79,640)
Balance at December 31, 2014	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202	$—	$1,133,202

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net Income including noncontrolling interest	$98,638	$142,836	$101,664
Less: Net income from discontinued operations, net of tax	(109,025)	(83,346)	(66,569)
Net (loss) income from continuing operations	(10,387)	59,490	35,095
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expenses	60,942	56,128	62,156
Amortization of debt discount and issuance costs	3,173	6,206	3,811
Consumer loan loss provision	31,009	33,359	29,225
Stock-based compensation	4,454	4,908	4,804
Deferred income taxes, net	13,042	4,057	(1,345)
Excess income tax benefit from stock-based compensation	—	(595)	(2,638)
Non-cash loss on extinguishment of debt	3,090	—	—
Non-cash loss on divestitures	5,176	—	—
Other	7,956	2,638	8,596
Interest income from note receivable	—	(19,844)	(21,005)
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	6,959	7,308	10,229
Pawn loan fees and service charges receivable	(1,082)	(680)	1,312
Finance and service charges receivable on consumer loans	3,187	1,673	(1,282)
Restricted cash	7,940	(8,000)	—
Prepaid expenses and other assets	220	(2,419)	393
Accounts payable and accrued expenses	(10,957)	9,424	11,894
Current and noncurrent income taxes	148	(14,477)	(3,974)
Other operating assets and liabilities	2,905	1,587	437
Net cash provided by continuing operating activities	127,775	140,763	137,708
Net cash provided by operating activities - discontinued operations	393,374	445,417	382,562
Net cash provided by operating activities	521,149	586,180	520,270
Cash Flows from Investing Activities
Pawn loans made	(817,360)	(745,103)	(760,925)
Pawn loans repaid	453,987	422,855	426,583
Principal recovered through dispositions of forfeited pawn loans	339,170	288,684	336,791
Consumer loans made or purchased	(668,387)	(734,317)	(772,769)
Consumer loans repaid	643,645	702,993	744,205
Acquisitions, net of cash acquired	(1,207)	(165,284)	(78,039)
Purchases of property and equipment	(37,910)	(46,400)	(61,527)
Proceeds from sale of marketable equity securities	—	6,616	—
Proceeds from divestitures, net of cash divested	21,534	—	5,471
Proceeds from note receivable	431,034	36,187	16,280
Dividends received	122,384	—	—
Other investing activities	246	776	(926)
Net cash provided by (used in) continuing investing activities	487,136	(232,993)	(144,856)
Net cash used in investing activities - discontinued operations	(261,073)	(404,036)	(365,518)
Net cash used in investing activities	226,063	(637,029)	(510,374)
Cash Flows from Financing Activities
Net (payments) borrowings under bank lines of credit	(193,718)	(107,294)	20,172
Issuance of long-term debt	—	300,000	52,000
Net proceeds from re-issuance of treasury shares	—	—	1,784
Debt issuance costs paid	(483)	(10,406)	(440)
Payments on/repurchases of notes payable	(380,450)	(41,990)	(34,272)
Excess income tax benefit from stock-based compensation	—	595	2,638
Treasury shares purchased	(2,896)	(47,631)	(25,133)
Dividends paid	(3,986)	(3,981)	(4,096)
Purchase of noncontrolling interest	—	(4)	(5,625)
Net cash (used in) provided by continuing financing activities	(581,533)	89,289	7,028
Net cash (used in) provided by financing activities - discontinued operations	(75,938)	(36,187)	(16,280)
Net cash (used in) provided by financing activities	(657,471)	53,102	(9,252)
Effect of exchange rates on cash	(6,206)	3,601	1,937
Net increase in cash and cash equivalents	83,535	5,854	2,581
Less: increase in cash and cash equivalents from discontinued operations	(50,241)	(9,934)	(3,135)
Change in cash and cash equivalents from continuing operations	33,294	(4,080)	(554)
Cash and cash equivalents at beginning of year	19,748	23,828	24,382
Cash and cash equivalents at end of period	$53,042	$19,748	$23,828

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All capitalized terms referenced throughout the notes to the consolidated financial statements have the meanings set forth in the “Definitions and Commonly Used Terms” section of this Annual Report.

1. Nature of the Company

The Company provides specialty financial services to individuals through its storefront lending and franchised check cashing locations. The Company’s primary line of business is pawn lending. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans) and installment loans.

Short-term consumer loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. See Note 2 for further discussion about the Company’s CSO programs. Installment consumer loans are longer-term, multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments. Installment loans include unsecured loans and loans secured by a customer’s vehicle written by the Company or by a third-party lender through the CSO programs that the Company guarantees.

Another small component of the Company's business includes the offering of check cashing and other ancillary products and services through some of its Company-owned lending locations. The ancillary products and services are described in Note 19. In addition, the Company’s franchised check cashing business offers check cashing services through its franchised check cashing centers.

2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include all of the accounts of the Company. All significant intercompany accounts and transactions other than those related to Enova (as discussed further below) have been eliminated in consolidation. Upon completion of the Enova Spin-off (See Note 3), the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements for all periods presented. Intercompany accounts and transactions related to Enova are presented separately between the Company’s continuing and discontinued operations. These accounts and transactions were previously eliminated in the Company’s consolidated financial statements. This presentation detail is included in the financial statements due to the significance of these accounts and transactions. The specific elements are reflected in “Note receivable”, “Interest income”, “Interest income on note receivable”, “Proceeds from note receivable” and “Dividends received” in the Company’s consolidated financial statements. These reclassifications had no impact on consolidated results previously reported.

Additionally, amounts for “Other” income and “Operations and administration” expenses were reduced by approximately $0.6 million to correct certain reversals of expense accrual amounts previously reported in the Company’s financial statements for the year ended December 31, 2013. Management determined that the impact of this change on previously-issued financial statements was immaterial, and this change had no impact on consolidated results previously reported.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through April 2013, the Company had a contractual relationship with a third party entity, Huminal, to compensate and maintain the labor force of its Mexico pawn operations. The Company qualified as the primary beneficiary of Huminal in accordance with ASC 810. Therefore, the results and balances of Huminal were consolidated and allocated to net income attributable to noncontrolling interests. In May 2013, the Company acquired the remaining outstanding common stock of Huminal to increase its ownership to 100% of Huminal and, as a result, Huminal became a wholly-owned subsidiary of the Company as of that date. The Company accounted for this transaction as a change in ownership interests that does not result in a change in control.
Use of Estimates
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods presented. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition on pawn loan fees and service charges, allowance for losses on consumer loans, certain equity securities, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
Foreign Currency Translations
Prior to the sale of the Company’s Mexico-based pawn operations in August 2014 (see Note 4) and the Enova Spin-off in November 2014 (see Note 3), the Company had operations outside of the United States that involved foreign currency transactions and translations. The functional currencies for the Company’s subsidiaries that served residents of the United Kingdom, Australia, Canada, Mexico and Brazil were the British pound, the Australian dollar, the Canadian dollar, the Mexican peso and the Brazilian real, respectively. The assets and liabilities associated with these operations were translated into U.S. dollars at the exchange rates in effect at each applicable balance sheet date, and the resulting adjustments were recorded in AOCI as a separate component of equity. Revenue and expenses were translated at the monthly average exchange rates occurring during each period.
Cash and Cash Equivalents
The Company considers cash on hand in operating locations, deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.
Restricted Cash
Restricted cash represents the amount mandated by the CFPB through its November 20, 2013 Consent Order to be set aside for payments to customers in connection with the Ohio Reimbursement Program. See Note 13 for further discussion of the reimbursements to Ohio customers in connection with the Ohio Reimbursement Program. Changes in restricted cash are reflected in “Cash flows from operating activities” in the consolidated statement of cash flows.
Pawn Loans, Pawn Loan Fees and Service Charges
Revenue Recognition—Pawn Lending
Pawn loan fees and service charges revenue is accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible.

Pawn Loans and Pawn Loan Fees and Service Charges Receivable

Pawn loans are short-term loans made on the pledge of tangible personal property. The maximum pawn loan amount is generally assessed as a percentage of the personal property’s estimated disposition value. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans
Revenue Recognition—Consumer Loans
The Company recognizes consumer loan fees based on the loan products it offers. “Consumer loan fees” in the consolidated statements of income include: interest income, finance charges, CSO fees, service charges, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans, interest and finance charges are recognized on an effective yield basis over the term of the loan, and fees (other than CSO fees) are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees (other than CSO fees) are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets. CSO fees are recognized on an effective yield basis over the term of the loan.

The Company receives CSO fees for services provided through the CSO programs. Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging CSO loans with third-party lenders. Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.
Current and Delinquent Consumer Loans
The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. Installment loans are considered delinquent when a customer misses two payments. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.
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
The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six-month rolling average of loss rates by stage of collection. For installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.
The Company fully reserves or charges off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is estimated to be uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.
Merchandise Held for Disposition, Proceeds from Disposition of Merchandise and Cost of Disposed Merchandise
Proceeds From and Cost of Disposed Merchandise
Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan (the amount loaned) or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis.
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
Merchandise Held for Disposition
Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and an allowance for losses based on management’s evaluation of the characteristics of the merchandise and historical experience. The Company performs physical counts of its merchandise in each location during the year and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

The allowance deducted from the carrying value of merchandise held for disposition amounted to $2.4 million and $0.9 million at December 31, 2014 and 2013, respectively. The allowance deducted from the carrying value of merchandise held for disposition is recorded in the Company’s balance sheets in “Merchandise held for disposition, net.” Customers can return merchandise and receive a full refund, a replacement item of comparable value or store credit if the merchandise is returned within the first seven days of purchase. Following the seven-day period and up to 30 days, customers can receive a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million as of December 31, 2014 and 2013. The allowance deducted from the carrying value of the return allowance is recorded in the Company’s balance sheets in “Accounts payable and accrued expenses.”

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

Buildings and building improvements	7 to 40 years
Leasehold improvements	2 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer hardware and software	1 to 10 years

Software Development Costs

The Company applies ASC 350 to its software purchase and development activities. Under ASC 350, eligible internal and external costs incurred for software purchase and development activities, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years, except the Company’s proprietary point-of-sale system, which is being amortized over 10 years.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit (which the Company also defines as its reporting segments) to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2014 and determined that the fair value for each reporting unit that the Company had on that date exceeded their respective carrying values, and, as a result, no impairment existed at that date.

The Company’s sale of its Mexico-based pawn operations in August 2014 was considered a triggering event for purposes of goodwill assessment. Following the sale, the Company tested the goodwill remaining in the retail services reporting unit, and determined that the fair value exceeded its carrying value.

The Enova Spin-off in November 2014 was considered a triggering event for purposes of goodwill assessment. Prior to the Enova Spin-off, each of the Company’s two segments, retail services and e-commerce, were considered reporting units for purposes of the goodwill assessment. Enova comprised the e-commerce segment and was considered the e-commerce reporting unit. Following the Enova Spin-off, the Company reviewed its segment structure and determined that the retail services segment was the Company’s only segment, and as such, the only reporting unit for goodwill assessment. Following the Enova Spin-off and as of December 31, 2014, the estimated fair value of the retail services reporting unit was re-calculated to incorporate changes in strategy, observed business

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trends and outlook. The estimated fair value of the retail services reporting unit declined since the June 30, 2014 annual assessment, but it continued to exceed its underlying carrying value. However, the excess fair value over the carrying value had been reduced to approximately 3% at December 31, 2014.

As part of the goodwill assessment, the Company also considers market capitalization, which is the observable market value of the Company based on the quoted market prices of the Company's common stock. The Company compares the market capitalization to its carrying value of equity. Following the Enova Spin-off and as of December 31, 2014, the Company’s market capitalization was observed to be lower than the carrying value of equity. The Company believes the observable market value at December 31, 2014 is not a reliable indicator of the Company’s fair value, due to the very short time frame since the date of the Enova Spin-off, a likely transition of a significant number of investors occurring due to the magnitude of the event, and the disruption of the Company’s share price following the event. Management believes this disruption is temporary but acknowledges the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company's forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the retail services reporting unit.
The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2014. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. There were no triggering events between the June 30, 2014 assessment and December 31, 2014 that would require a re-assessment of the Company’s indefinite-lived intangible assets.
As of December 31, 2014, the Company had $487.6 million of goodwill, of which $370.7 million is expected to be deductible for tax purposes. See Note 9 for additional discussion of the Company’s goodwill activity.
Long-Lived Assets Other Than Goodwill and Indefinite-Lived Intangible Assets

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
Hedging and Derivatives Activity
As a policy, the Company does not hold, issue or trade derivative instruments for speculative purposes. The Company has historically used foreign currency forward contracts for hedging exposure with its foreign operations. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities
The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323 and ASC 325, respectively. The Company has marketable equity securities that are held in its Nonqualified Savings Plan, marketable equity securities for its retained shares of Enova common stock, and non-marketable equity securities, each as described further below.

The Company holds marketable equity securities in its Nonqualified Saving Plan for certain employees. See Note 17 for a description of these plans. The securities are classified as trading securities, but the unrealized gains and losses on these securities offset and have no net impact on the Company's net income. These securities are recorded at fair value and have an offsetting liability of equal amount. The plan costs associated with these securities are included in “Operations and administration expenses” in the consolidated statements of income. The assets related to the Nonqualified Saving Plan are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company retained approximately 20% of the outstanding shares of Enova common stock after the Enova Spin-off. The shares of Enova common stock held by the Company are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. Enova was in the process of registering these securities with the SEC as of December 31, 2014. Since these securities are not yet registered with the SEC, the Company has valued this investment based on the market determined stock price of Enova on December 31, 2014, less an adjustment factor due to the unregistered nature of the shares.

The Company’s non-marketable equity securities are recorded on a cost basis. The carrying value for the investment is adjusted for cash contributions and distributions. These securities are held in “Other assets” in the Company’s consolidated balance sheets.

The Company evaluates marketable and non-marketable equity securities for impairment if circumstances arise that indicate that an impairment may exist. Non-marketable equity securities are held in “Other assets” in the Company’s consolidated balance sheets. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

Operations and Administration Expenses
Operations expenses include expenses incurred for personnel, occupancy, marketing and other charges that are directly related to the Company’s business. Operations expenses are incurred at the Company’s storefront locations and the Company’s call centers for customer service and collections. In addition, costs related to management supervision, oversight of locations and other costs for the oversight of the Company’s locations are included in operations expenses. Administration expenses include expenses related to corporate service functions, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems.
Marketing expenses consist of marketing costs such as television, radio and print advertising and other marketing costs. Marketing costs, including the production costs associated with other marketing initiatives are expensed as incurred. These expenses are included in “Operations and administration expenses” in the consolidated statements of income.
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans in accordance with ASC 718. In accordance with ASC 718, the Company recognizes compensation expense over the vesting periods for stock-based awards. For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if the Company achieved the level of performance that management estimates is the most probable

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts stock-based compensation expense if necessary.

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
The Company accounts for uncertainty in income taxes in accordance with ASC 740. ASC 740 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. See Note 12 for further discussion.
It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and operations and administration expense, respectively.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. When a net loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the diluted per-share computation.
RSU issued under the Company’s stock-based employee compensation plans are included in diluted shares from the grant date of the award. Performance-based RSU awards are included in diluted shares based on the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts the number of shares included in diluted shares accordingly.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

	For the year ended December 31,
	2014	2013	2012
Numerator:
Net (Loss) Income from Continuing Operations	$(10,387)	$59,182	$40,901
Net Income from Discontinued Operations, Net of Tax	109,025	83,346	66,569
Net Income Attributable to Cash America International, Inc.	98,638	142,528	107,470
Denominator:
Total Weighted Average Basic Shares (a)	28,901	28,657	29,514
Shares Applicable to Stock-based Compensation(b)	92	72	174
Convertible Debt(c)	348	1,884	1,764
Total Weighted Average Diluted Shares (d)	29,341	30,613	31,452
Net (Loss) Income from Continuing Operations – basic	$(0.36)	$2.07	$1.39
Net Income from Discontinued Operations – basic	$3.77	$2.91	$2.26
Net Income Attributable to Cash America International, Inc. - basic	$3.41	$4.97	$3.64
Net (Loss) Income from Continuing Operations – diluted	$(0.36)	$1.93	$1.30
Net Income from Discontinued Operations – diluted	$3.72	$2.72	$2.12
Net Income Attributable to Cash America International, Inc. - diluted	$3.36	$4.66	$3.42

(a)	Includes vested and deferred RSUs of 304, 307 and 287, as well as Director Deferred Shares of 32, 31 and 31 for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
Includes shares related to unvested RSU awards. Although there were no stock option awards outstanding as of December 31, 2012, the dilutive effect of stock-based compensation is based on the weighted amount of outstanding awards during the year; therefore, the portion of the stock option awards that were outstanding and exercisable during 2012 are included in calculating this amount for 2012.

(c)
On May 15, 2014, the Company called the 2029 Convertible Notes, and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company’s common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread were included in weighted average diluted shares because the Company intended to pay the principal portion of the notes in cash. See Note 11 for further discussion of the 2029 Convertible Notes.

(d)
Excludes 70 and 12 anti-dilutive shares for the years ended December 31, 2014 and 2013. There were no anti-dilutive shares for the year ended December 31, 2012. When a net loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the diluted per-share computation.

Adopted Accounting Standards
In April 2014, the FASB issued ASU 2014-08, which amended ASC 205-20. The amendments included in ASU 2014-08 change the criteria for reporting discontinued operations and enhance disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income or loss attributable to a disposal of an individually significant component of an organization that does not qualify for discontinued operations presentation in the financial statements. The Company is required to adopt ASU 2014-08 prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2014-08 on June 30, 2014, and the adoption did not have a material effect on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The amendments apply prospectively to all unrecognized tax benefits that exist as of the date of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption. Retrospective application is permitted. The Company prospectively adopted ASU 2013-11 on January 1, 2014, and the adoption did not have a material effect on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014, and the adoption did not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted ASU 2013-04 on January 1, 2014, and the adoption did not have a material effect on its consolidated financial statements.

Accounting Standards to be Adopted in Future Periods

In February 2015, the FASB issued ASU 2015-02, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2015-02 on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Discontinued Operations

On November 13, 2014, the Company completed the separation of its online lending business that comprised its e-commerce division, Enova, through the distribution of approximately 80 percent of the outstanding shares of Enova common stock to the Company’s shareholders, which was structured with the intent that it would be a tax-free distribution. The Company distributed to its shareholders 0.915 shares of Enova common stock for every one share of the Company’s common stock held as of the close of business on November 3, 2014, which was the record date for the Enova Spin-off. The Company received a private letter ruling from the IRS, an opinion from the Company's tax counsel and a solvency opinion from an independent financial advisor prior to approval of the Enova Spin-off by the Company's Board of Directors. As a result of the Enova Spin-off, Enova is now an independent public company, and its common stock is listed on the New York Stock Exchange under the ticker symbol “ENVA.”

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6.6 million shares of Enova common stock, and the Company has agreed, pursuant to the private letter ruling, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans as described below) no later than two years after the distribution. The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested RSUs, vested deferred RSUs, and unvested deferred RSUs that were granted by the Company to certain of its officers, directors and employees and certain Director Deferred Shares payable to the Company’s directors relating to the Company’s common stock awards that were outstanding under the Company's long-term incentive plans as of the date of the Enova Spin-off. Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting terms of the award agreements. In the event the award does not vest, the shares will be retained by the Company and sold. The total number of Enova shares of common stock subject to award agreements was 685,087 as of December 31, 2014, representing approximately 2.1% of the then-outstanding shares of Enova common stock.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s long-term incentive plans) are classified as “available-for-sale securities” in accordance with ASC 320. Activity during the year ended December 31, 2014 for the Enova shares retained by the Company is shown below:

	Enova Shares Held by the Company (a)	Enova Shares to be Issued for RSU awards	Enova Shares to be Issued for Director Deferred Shares	Total
Enova shares retained upon Enova Spin-off	5,890,116	677,918	28,893	6,596,927
Forfeitures (b)	21,724	(21,724)	—	—
Shares held as of December 31, 2014	5,911,840	656,194	28,893	6,596,927
% ownership of Enova as of December 31, 2014	17.9%	2.0%	0.1%	20.0%

(a) Does not include shares retained for delivery under the Company’s long-term incentive plans.
(b) Shares allocated to satisfy future RSU award issuances, upon forfeit, are re-allocated to Enova shares that are held and are to be disposed of by the Company.

In connection with the Enova Spin-off, the Company recorded a $82.2 million reduction to retained earnings and a $2.6 million increase to AOCI. Additionally, the Company recorded a $0.3 million deferred tax liability difference between the tax basis in the retained shares of Enova common stock of approximately $20.0 million and the basis for financial reporting purposes. ASC 320 requires the shares to be marked to market with unrealized gains and losses recorded in AOCI until realized or until losses are deemed to be other-than-temporary. As of December 31, 2014, the investment in Enova shares was adjusted to $131.6 million and AOCI was adjusted by $72.0 million, net of tax, which is included in “Marketable equity securities, net of tax” in the consolidated statements of equity. The Company does not have the ability to significantly influence the operating or financial policies of Enova.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the Enova Spin-off represents a strategic shift that will have a major effect on the Company’s operations, the net assets, operating results, and cash flows of the Company’s previously-held Enova business are presented separately as discontinued operations for all periods presented.

Enova is now a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Enova included within discontinued operations for the Company may not be indicative of actual financial results of Enova as a stand-alone company.

The results of Enova’s business included in discontinued operations for the years ended December 31, 2014, 2013 and 2012 are summarized in the following tables.

The carrying amounts of the major classes of the assets and liabilities for the discontinued operations as of December 31, 2013 are shown below (dollars in thousands). Amounts for “Cash and cash equivalents” and “Accounts payable and accrued expenses,” respectively, shown below were decreased by $2.0 million from amounts previously reported in the Company’s financial statements to reclassify certain liabilities as in-transit cash disbursements due to the timing of payments for certain contracts. Management determined that the impact on previously-issued financial statements was immaterial.

As of December 31, 2013
Assets
Cash and cash equivalents	$47,480
Consumer loans, net	304,109
Other receivables and prepaid expenses	8,686
Current and deferred tax assets	30,314
Current assets of discontinued operations	390,589
Property and equipment, net	39,405
Goodwill	210,365
Other non-current assets	6,331
Non-current assets of discontinued operations	256,101
Total assets of discontinued operations	$646,690
Liabilities
Accounts payable and accrued expenses	51,554
Note payable to Cash America International, Inc.	425,413
Current liabilities of discontinued operations	476,967
Deferred tax liabilities	45,003
Other liabilities	51
Non-current liabilities of discontinued operations	45,054
Total liabilities of discontinued operations	$522,021

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized income statement and supplemental cash flow information for the discontinued operations for the years ended December 31, 2014, 2013 and 2012, is shown below (dollars in thousands, except per share data). Information for the year ended December 31, 2014 includes only income, expense and cash flow activity prior to the date of the Enova Spin-off.

	Year Ended December 31,
	2014	2013	2012
Revenue
Consumer loan fees	$705,120	$764,972	$659,628
Other	658	1,197	1,359
Total Revenue	705,778	766,169	660,987
Cost of Revenue
Consumer loan loss provision	229,816	317,896	287,069
Total Cost of Revenue	229,816	317,896	287,069
Net Revenue	475,962	448,273	373,918
Expenses
Operations and administration	256,466	280,515	234,358
Depreciation and amortization	15,698	17,143	13,272
Total Expenses	272,164	297,658	247,630
Income from Operations	203,798	150,615	126,288
Interest expense	(31,317)	(19,842)	(20,996)
Interest income	16	54	—
Foreign currency transaction gain (loss)	(539)	(1,222)	(342)
Income before Income Taxes	171,958	129,605	104,950
Provision for income taxes	62,933	46,259	38,381
Net Income from Discontinued Operations	$109,025	$83,346	$66,569
Diluted Income per Share from Discontinued Operations	$3.72	$2.72	$2.12

	Year Ended December 31,
	2014	2013	2012
Cash flows from investing activities
Capital expenditures	$11,681	$14,872	$17,872
Significant non-cash operating items
Non-cash interest expense on note payable to Cash America	$—	$19,844	$21,005
Significant non-cash investing items
Consumer loans renewed	$262,458	$500,797	$620,097
Cash paid during the year for:
Interest	$7,630	$—	$—
Income taxes (a)	$758	$170	$499
(a) Represents cash paid for state and local income taxes. Federal income tax payments for 2014, 2013 and 2012 were made by Cash America.

4. Acquisitions and Divestitures

Acquisitions

Goodwill arising from the acquisitions discussed below consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn lending locations acquired. All goodwill from the following acquisitions, which were completed prior to the Company’s change in 2014 to a one-segment structure, impacted the Company’s retail services segment. All goodwill associated with these acquisitions is expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina
In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina (31 locations in Georgia and three locations in North Carolina) owned by PawnMart, Inc. The aggregate purchase price for the acquisition was approximately $61.1 million, of which $0.5 million was paid in 2014. The acquisition price was paid in cash and funded by available cash and borrowings under the Company’s line of credit. The Company incurred approximately $0.6 million of acquisition costs related to the acquisition, which were expensed.
The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$10,510
Merchandise acquired	3,695
Pawn loan fees and service charges receivable	1,639
Property and equipment	2,631
Goodwill	35,190
Intangible assets	6,834
Other assets	1,262
Other liabilities	(218)
Customer deposits	(426)
Net assets acquired	$61,117
Cash consideration payable as of December 31, 2013	(500)
Total consideration paid for acquisition, net of cash acquired, as of December 31, 2013	60,617
Cash paid in 2014 related to holdbacks	500
Total cash paid for acquisition	$61,117

Acquisition of 41 Pawn Lending Locations in Texas
In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operated primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was approximately $103.7 million. The acquisition price was paid in cash and funded by available cash and borrowings under the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to this transaction, which were expensed.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$14,468
Merchandise acquired	8,024
Pawn loan fees and service charges receivable	2,094
Property and equipment	4,230
Goodwill	62,335
Intangible assets	14,404
Other assets	383
Other liabilities	(829)
Customer deposits	(1,365)
Total consideration paid for acquisition, net of cash acquired	$103,744

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona
In October 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration paid for this transaction, which was funded through the Company’s line of credit, was approximately $15.6 million. The Company incurred an immaterial amount of acquisition costs related to the transaction.
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
Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee
In September 2012, the Company entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. The Company assumed the economic benefits of all these of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final closing occurred on December 16, 2012. The aggregate cash consideration for the transaction, which was funded through the Company’s line of credit, was $55.1 million. The Company incurred an immaterial amount of acquisition costs related to the acquisition.

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

Pawn Partners Acquisition

In November 2011, the Company entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners-Tucson II, Inc., Pawn Partners-Tucson 3, Inc., Pawn Partners-Tucson 4, Inc. and Pawn Partners-Yuma, Inc. The Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011, and the final closing occurred in the first quarter of 2012. The acquisition included a seven-store chain of pawn lending locations located in Tucson, Flagstaff and Yuma, Arizona. The aggregate cash consideration for the transaction, which was funded through the Company’s line of credit, was $53.6 million, of which $4.3 million was paid in 2012. The Company incurred acquisition costs of $0.1 million related to the acquisition.

Other Acquisitions

In addition to the acquisitions discussed above, the Company acquired one, one and three retail services locations for $0.7 million, $0.7 million and $3.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Divestitures

    On August 25, 2014, the Company completed the divestiture of its 47 pawn lending locations in Mexico for cash consideration of approximately $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. These 47 Mexico pawn lending locations were previously included in the retail services segment. The Company recorded a loss of $2.8 million on the sale and a $2.1 million expense related to an uncollectible receivable incurred as a result of the Company’s discontinuation of its Mexico-based pawn operations. The combined amounts are included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows. The Company included $6.4 million of goodwill in the carrying value of the business in accordance with ASC 350. The Company used the proceeds from the sale for general corporate purposes. Following the sale, the Company had no continuing involvement with these entities. This divestiture did not qualify as a discontinued operation in accordance with ASU 2014-08 as it did not have a major effect on the Company’s operations and financial results.

     On August 25, 2014, the Company also completed the divestiture of its five pawn lending locations in Colorado for cash consideration of approximately $3.0 million, net of cash held at the date of divestiture. These locations were previously included in the retail services segment and represented all of the locations operated by the Company in Colorado. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows. The Company used the proceeds from the sale for general corporate purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of December 31, 2014 and 2013, the Company had current pawn loans outstanding of $244.1 million and $251.9 million, respectively, and delinquent pawn loans outstanding of $8.0 million and $9.2 million, respectively.

6. Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans
The components of Company-owned consumer loan portfolio receivables at December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31, 2014
	Short-term Loans	Installment Loans	Total
Current loans	$38,492	$3,486	$41,978
Delinquent loans	4,462	2,575	7,037
Total consumer loans, gross	42,954	6,061	49,015
Less: Allowance for losses	(2,736)	(1,426)	(4,162)
Consumer loans, net	$40,218	$4,635	$44,853

	As of December 31, 2013
	Short-term Loans	Installment Loans	Total
Current loans	$43,375	$6,970	$50,345
Total delinquent loans	6,481	2,817	9,298
Total consumer loans, gross	49,856	9,787	59,643
Less: Allowance for losses	(3,960)	(951)	(4,911)
Consumer loans, net	$45,896	$8,836	$54,732

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31, 2014
	Short-term Loans	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$3,960	$951	$4,911
Consumer loan loss provision	23,139	7,840	30,979
Charge-offs	(28,956)	(9,229)	(38,185)
Recoveries	4,593	1,864	6,457
Balance at end of period	$2,736	$1,426	$4,162
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$272	$758	$1,030
Increase (decrease) in liability	130	(100)	30
Balance at end of period	$402	$658	$1,060

	Year Ended December 31, 2013
	Short-term Loans	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$4,039	$740	$4,779
Consumer loan loss provision	27,549	5,652	33,201
Charge-offs	(32,972)	(6,688)	(39,660)
Recoveries	5,344	1,247	6,591
Balance at end of period	$3,960	$951	$4,911
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$308	$564	$872
(Decrease) increase in liability	(36)	194	158
Balance at end of period	$272	$758	$1,030

	Year Ended December 31, 2012
	Short-term Loans	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$3,526	$492	$4,018
Consumer loan loss provision	25,308	3,823	29,131
Charge-offs	(32,335)	(4,476)	(36,811)
Recoveries	7,540	901	8,441
Balance at end of period	$4,039	$740	$4,779
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$333	$445	$778
(Decrease) increase in liability	(25)	119	94
Balance at end of period	$308	$564	$872

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans that are secured by a customer’s vehicle, and the Company is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. See Note 13 for additional information related to these guarantees.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Nonqualified plan-related assets	$12,838	$14,016
Prepaid insurance	1,621	1,381
Prepaid hardware and software maintenance	2,475	2,074
Other prepaid expenses	1,818	4,547
Other assets	2,565	2,951
Total	$21,317	$24,969

8. Property and Equipment

Major classifications of property and equipment as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014			2013
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$5,335	$—	$5,335	$5,335	$—	$5,335
Buildings and leasehold improvements	237,247	(146,698)	90,549	235,525	(135,823)	99,702
Furniture, fixtures and equipment	155,150	(114,577)	40,573	150,543	(103,224)	47,319
Computer software	139,277	(74,680)	64,597	130,097	(60,635)	69,462
Total	$537,009	$(335,955)	$201,054	$521,500	$(299,682)	$221,818

The Company recognized depreciation expense of $54.4 million, $50.6 million and $52.9 million during 2014, 2013 and 2012, respectively.

9. Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment at least annually. See Note 2 for further discussion of the Company’s goodwill testing in 2014.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2014 and 2013 are shown in the table below (dollars in thousands).

Goodwill
Balance as of January 1, 2014	$495,214
Acquisitions	165
Divestitures	(7,508)
Effect of foreign currency translation	(302)
Balance as of December 31, 2014	$487,569
Balance as of January 1, 2013	$397,845
Acquisitions	97,718
Effect of foreign currency translation	(349)
Balance as of December 31, 2013	$495,214

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2014 and 2013, were as follows (dollars in thousands):

	As of December 31,
	2014			2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$18,848	$(13,520)	$5,328	$18,773	$(11,737)	$7,036
Customer relationships	45,771	(20,407)	25,364	45,648	(15,656)	29,992
Trademarks and other	586	(451)	135	586	(404)	182
Total	$65,205	$(34,378)	$30,827	$65,007	$(27,797)	$37,210
Non-competition agreements are amortized over the applicable terms of the contract, typically from two to ten years. Customer relationships are generally amortized on a straight-line basis over three to ten years, based on the period over which economic benefits are provided. Trademarks are generally amortized from one to three years on a straight line basis.
Amortization
Amortization expense for acquired intangible assets was $6.6 million, $5.5 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For each of the five years after December 31, 2014, estimated future amortization expense is as follows (dollars in thousands):

	2015	2016	2017	2018	2019	Total
Estimated future amortization expense	6,438	6,044	5,456	5,155	4,717	27,810

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible Assets

As of December 31, 2014 and 2013, licenses of $9.7 million obtained in conjunction with acquisitions were not subject to amortization. As of December 31, 2014 and 2013, trademarks of $5.3 million obtained in conjunction with acquisitions were not subject to amortization. Costs to renew licenses with indefinite lives are expensed as incurred and recorded in “Operations and administration expenses” in the consolidated statements of income.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2014 and 2013, were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Trade accounts payable	$13,800	$13,278
Accrued taxes, other than income taxes	8,242	8,407
Accrued payroll, annual incentive and fringe benefits	41,613	29,876
Accrued interest payable	1,658	4,839
Accrual for consumer loan payments rejected for non-sufficient funds	1,049	1,233
Deferred CSO fees	3,025	5,205
Liability for losses on third-party lender-owned consumer loans	1,060	1,030
Ohio Reimbursement Program(a)	—	301
2013 Litigation Settlement(a)	—	18,000
Other accrued liabilities	3,884	6,345
Total	$74,331	$88,514

(a)	See Note 13 for further discussion of the Ohio Reimbursement Program and the 2013 Litigation Settlement.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Domestic and multi-currency line of credit due 2018	$—	$193,717
6.09% Series A senior unsecured notes due 2016	—	21,000
7.26% senior unsecured notes due 2017	—	20,000
Variable rate senior unsecured notes due 2018	—	33,333
5.75% senior unsecured notes due 2018	196,470	300,000
6.00% Series A senior unsecured notes due 2019	—	47,000
6.21% Series B senior unsecured notes due 2021	—	18,182
6.58% Series B senior unsecured notes due 2022	—	5,000
5.25% convertible senior notes due 2029	—	101,757
Total debt	$196,470	$739,989
Less current portion	—	(22,606)
Total long-term debt	$196,470	$717,383
Domestic and Multi-Currency Line
On March 30, 2011, the Company and its domestic subsidiaries as guarantors entered into a Credit Agreement with a syndicate of financial institutions as lenders. The Credit Agreement was amended on each of November 29, 2011, May 10, 2013, May 12, 2014, June 13, 2014 and December 23, 2014. The Credit Agreement, as amended, provides for a Domestic and Multi-currency Line of Credit totaling $280.0 million permitting revolving credit loans, including a multi-currency subfacility that gives the Company the ability to borrow up to $50.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Credit Agreement, and also subject to an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders.

The May and June 2014 amendments to the Credit Agreement permitted (i) Enova to issue debt prior to the Enova Spin-off , (ii) in conjunction with the Enova Spin-off, the release of Enova and its subsidiaries as guarantors under the Credit Agreement and (iii) the prepayment of certain outstanding indebtedness. In addition, the December 2014 amendment to the Credit Agreement provides (i) that any acceleration or demand for acceleration, repayment, redemption or repurchase of or any default or event of default under the 2018 Senior Notes or the 2018 Senior Notes Indenture, which is referred to as Other Debt Action, proximately caused by the Enova Spin-off will not result in a default or event of default under the Credit Agreement and that any such Other Debt Action will not be deemed an event that could reasonably be expected to give rise to or have a material adverse effect under the Credit Agreement, and (ii) until such time as the Company notifies the Administrative Agent for the Credit Agreement that the provision described in subsection (i) above is no longer required, the Company is subject to a minimum level of liquidity as defined in the amendment.

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the LIBOR for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.38% at December 31, 2014) based on the Company’s cash flow leverage ratios.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, following receipt of aggregate dividend payments of $122.4 million from Enova and receipt of $431.0 million from Enova for repayment of the Enova Note Receivable, the Company repaid the entire amount outstanding on the Domestic and Multi-currency Line of Credit. As of December 31, 2014, the Company had no borrowings outstanding under the Domestic and Multi-currency Line of Credit. As of December 31, 2013, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from three to 31 days. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 3.30% at December 31, 2013. The Company routinely refinances such borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit. Therefore, these borrowings are considered part of the applicable line of credit and as long-term debt.

Variable Rate Senior Unsecured Notes

When the Company entered into the Credit Agreement, it also entered into a $50.0 million term loan facility under which it issued the 2018 Variable Rate Notes. The maturity date of the 2018 Variable Rate Notes was March 31, 2018, but in connection with the proceeds received from Enova’s repayment of amounts owed to the Company under the Enova Note Receivable, the Company prepaid the entire amount outstanding on the 2018 Variable Rate Notes.

In conjunction with the prepayment of the 2018 Variable Rate Notes during the three months ended June 30, 2014, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into an LC Agreement for the issuance of up to $20.0 million under a Letter of Credit Facility that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $12.0 million under its Letter of Credit Facility as of December 31, 2014.

$300.0 Million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold the 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2013. The 2018 Senior Notes will mature on May 15, 2018. The 2018 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchasers when the 2018 Senior Notes were issued, the Company completed an exchange offer with respect to the 2018 Senior Notes in January 2014. All of the unregistered 2018 Senior Notes have been exchanged for identical new notes registered under the Securities Act.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by the Guarantors. The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of December 31, 2014, the Parent Company, on a stand-alone unconsolidated basis, had no independent assets or operations, except for an asset representing its retained shares of Enova (6,568,034 shares) valued at $131.6 million (based on the closing price of Enova common stock on December 31, 2014). Of the Company’s retained shares of Enova common stock, 5,955,249 shares were transferred by the Company to a Guarantor subsidiary on February 27, 2015. As of December 31, 2014, the Guarantors represent all of the subsidiaries of the Company, and all of the Guarantors were 100% owned by the Company. The domestic Guarantors under the 2018 Senior Notes are also guarantors under the Credit Agreement. The 2018 Senior Notes Indenture provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

The 2018 Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at 100% of the aggregate principal amount of 2018 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the 2018 Senior Notes Indenture, the holders of 2018 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2018 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of 2018 Senior Notes repurchased plus accrued and unpaid interest, if any, as of the date of repurchase.

During the year ended December 31, 2014, the Company repurchased $103.5 million aggregate principal amount of the 2018 Senior Notes for aggregate cash consideration of $107.2 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $6.0 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

2029 Convertible Notes

On May 19, 2009, the Company completed the offering of the 2029 Convertible Notes. During 2014, the Company notified the holders of its outstanding 2029 Convertible Notes that on May 15, 2014, it would redeem all outstanding 2029 Convertible Notes, and as a result of this notification, all holders of outstanding 2029 Convertible Notes elected conversion on May 15, 2014. Pursuant to the terms of the 2029 Convertible Notes, the Company elected to pay cash for the $44.4 million of principal amount of all converted notes outstanding at that date, plus accrued interest, and to re-issue 747,085 shares of common stock held in treasury for the amount in excess of principal owed to noteholders as a result of the net-share settlement provisions in the Indenture that governs the 2029 Convertible Notes. In accordance with ASC 470, no gain or loss was recorded in the consolidated statements of income for the conversion. Additionally, the Company’s consolidated shareholders’ equity was not changed as a result of this activity.

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

Contractual interest expense recognized for the 2029 Convertible Notes was $1.3 million and $5.9 million for the year ended December 31, 2014 and 2013, respectively. Additionally, interest expense related to non-cash amortization of the discount represented $0.7 million and $3.3 million for the year ended December 31, 2014 and 2013, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Notes

On May 9, 2014, the Company and its domestic subsidiaries, as guarantors, entered into the Waiver and Amendment with respect to the Private Placement Notes, which provided for the release of Enova and its subsidiaries as guarantors of the Private Placement Notes upon completion of the issuance of debt by Enova. The Waiver and Amendment also required the Company to prepay the entire outstanding balance of Private Placement Notes, including any applicable make-whole premium, with proceeds received from Enova for repayment of amounts owed by Enova to the Company under the Enova Note Receivable and payment of a dividend by Enova to the Company. The Company completed the prepayment of the Private Placement Notes in June 2014, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. Additionally, in conjunction with this prepayment, the Company recorded a $0.6 million expense to write-off remaining deferred financing costs associated with the Private Placement Notes. The expenses for the make-whole premium and the write-off of the deferred financing costs totaling $14.9 million are included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Domestic and Multi-currency Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of December 31, 2014, the Company believes it was in compliance with all covenants or other requirements set forth in the debt agreements.

Representatives of a small number of holders of the 2018 Senior Notes, which the Company believes own less than a majority of the aggregate principal amount of the 2018 Senior Notes, have indicated that they believe the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture. These noteholders have taken the position that the Company is in default under the Indenture and that a make-whole premium is payable, in addition to principal and accrued interest. The Company disagrees with the assertion that a default exists under the 2018 Senior Notes Indenture and also disagrees that a make-whole premium would be due in the event of a default because, among other things, the 2018 Senior Notes Indenture provides that upon acceleration of the 2018 Senior Notes due to a default, the repayment remedy is the repayment of principal and accrued interest with no provision for a make-whole premium. The Company believes the position taken by these noteholders is without merit and the Company intends to vigorously defend its position on these issues if formally asserted. As of December 31, 2014, the Company had ample liquidity and capital resources, including availability under the Company’s Domestic and Multi-Currency Line of Credit, to repay the 2018 Senior Notes regardless of the outcome of this claim.

For each of the five years after December 31, 2014, required principal payments under the terms of the long-term debt, including the Company’s Domestic and Multi-currency Line of Credit, are as follows (dollars in thousands):

Year	Amount
2015	$—
2016	—
2017	—
2018	196,470
2019	—
$196,470

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Deferred finish-out allowances from lessors	$157	$131
Tax over book accrual of pawn loan fees and service charges	4,752	5,380
Convertible debt	—	483
Reserves for 2013 Litigation Settlement(a)	—	6,394
Allowance for consumer loan losses	1,778	2,039
Deferred compensation	8,524	9,189
Net operating losses	—	17,568
Deferred state credits	1,358	1,186
Other	2,548	2,380
Total deferred tax assets	19,117	44,750
Deferred tax liabilities:
Amortizable intangible assets	$46,551	$40,415
Property and equipment	32,359	36,826
Investment in equity securities	39,294	—
Other	1,165	1,651
Total deferred tax liabilities	119,369	78,892
Net deferred tax liabilities before valuation allowance	$(100,252)	$(34,142)
Valuation Allowance	—	(13,824)
Net deferred tax liabilities after valuation allowance	$(100,252)	(47,966)
Balance sheet classification:
Current deferred tax (liabilities) assets	$(27,820)	$8,448
Noncurrent deferred tax liabilities	(72,432)	(56,414)
Net deferred tax liabilities	$(100,252)	$(47,966)

(a)	See Note 13 for further discussion of the 2013 Litigation Settlement.
The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2014, 2013 and 2012, were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
(Loss) Income from continuing operations before income taxes
Domestic	$(7,938)	$47,475	$108,000
Foreign	(408)	(3,490)	(26,630)
(Loss) Income from continuing operations before income taxes	(8,346)	43,985	81,370
Current (benefit) provision:
Federal	$(12,823)	$(20,908)	$42,190
Foreign	531	(752)	586
State and local	1,291	2,098	4,844
Total current (benefit) provision for income taxes	(11,001)	(19,562)	47,620
Deferred provision (benefit):
Federal	$12,962	$3,740	$(5,872)
Foreign	—	—	4,811
State and local	80	317	(284)
Total deferred provision (benefit) for income taxes	13,042	4,057	(1,345)
Total provision (benefit) for income taxes	$2,041	$(15,505)	$46,275

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2014, the Company recorded income tax expense of $2.0 million on a pre-tax loss of $8.3 million compared to an income tax benefit of $15.5 million on pre-tax income of $44.0 million for the year ended December 31, 2013. Despite incurring a pre-tax loss, income tax expense was recorded in 2014 primarily as a result of the tax impact of the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations and an additional valuation allowance associated with the current year losses in Mexico. An income tax benefit was recorded in 2013 primarily due to the recognition of a $33.2 million tax benefit in 2013 associated with the Creazione Deduction (as explained further below) as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.
In January 2013, the Company’s Mexico-based pawn operations that were owned by Creazione and operated under the name Prenda Fácil were sold by Creazione to another wholly-owned subsidiary of the Company, Empeños, and began operating exclusively under the name “Cash America casa de empeño.” As of December 31, 2013, Creazione’s assets had been liquidated and it had entered into formal liquidation proceedings. In connection with the liquidation of Creazione, the Company included a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and recognized an income tax benefit of $33.2 million as a result of the deduction, referred to as the Creazione Deduction. The Company believes that it met the requirements for this deduction and that it should be treated as an ordinary loss, which reduced the Company’s cash taxes paid in 2013. The Company obtained a private letter ruling from the IRS with respect to one of the various factors that it considered in making this determination.
The Company sold the remaining portion of its Mexico pawn operations in August of 2014. Due to the Company’s withdrawal of operations in Mexico and the anticipated liquidation of Creazione, the Company expects that its remaining net deferred tax assets in Mexico will not be utilized. As a result, in 2014, the Company wrote off Creazione’s remaining net deferred tax assets and the associated valuation allowance against those deferred tax assets.

Income tax expense included in the Company’s income (loss) from continuing and discontinued operations, respectively, is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Continuing operations	2,041	(15,505)	46,275
Discontinuing operations	62,933	46,259	38,381
Total	64,974	30,754	84,656

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes for continuing operations with amounts computed at the statutory federal rate follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax provision computed at the federal statutory income tax rate	$(2,922)	$15,396	$28,479
State and local income taxes, net of federal tax benefits	818	1,883	2,829
Nondeductible lobbying	639	553	758
Foreign tax difference	216	(221)	1,934
Investment in subsidiaries (a)	—	(23,907)	(9,218)
Valuation allowance	(11,266)	(8,915)	21,390
Non-recoverable foreign net deferred tax assets	12,042	—	—
Non-deductible goodwill	2,232	—	—
Tax effect of Regulatory Penalty(b)	—	895	—
Change in reserve for uncertain tax benefits, net	—	(1,021)	—
Other	282	(168)	103
Total provision (benefit)	$2,041	$(15,505)	$46,275
Effective tax rate	(24.5)%	(35.3)%	56.9%

(a)	Relates to the Creazione Deduction for the years ended December 31, 2013 and 2012.

(b)	Represents the tax effect of the $2.5 million penalty paid to the CFPB, which is nondeductible for tax purposes, in connection with the Regulatory Penalty. See Note 13.

As of December 31, 2013, the Company had net operating losses totaling $58.6 million related to its Mexico subsidiary, Creazione. Mexico allows a ten-year carryforward period, and, if unutilized, these net operating losses will expire in varying amounts beginning in 2018. Due to the Company’s withdrawal of operations in Mexico and the anticipated liquidation of Creazione, these net operating losses are expected to expire unutilized.
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
The Company recorded a valuation allowance against its gross deferred tax assets of $13.8 million as of December 31, 2013. In 2014, the Company released a $12.5 million valuation allowance related to the deferred tax assets at Creazione and $1.3 million upon the sale of Empeños. In 2013, the Company released a $9.3 million valuation allowance related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione and recorded an additional $1.3 million valuation allowance related to deferred tax assets at its Mexico subsidiaries.
The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is summarized below (dollars in thousands):

	2014	2013	2012
Balance at January 1,	$—	$1,021	$955
Decrease due to lapse of statute of limitations	—	(1,021)	—
Effect of change in foreign currency rates	—	—	66
Balance at December 31,	$—	$—	$1,021
During 2013, the statute of limitations expired related to the Mexico tax returns of Creazione for periods before it was acquired by the Company (pre-2008). As a result, the Company released reserves established for unrecognized tax benefits of $1.0 million and the related accrued interest and penalties of $1.9 million. Consistent with the Company’s accounting policy, the release of the $1.0 million was recorded in the tax provision. The release

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the $1.9 million of reserves related to interest and penalties was recorded through a reduction of interest and administrative expenses.

The liability for unrecognized tax benefits, including related interest and penalties, is classified as a noncurrent liability in the consolidated balance sheets. The Company had no amounts accrued as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, the Company’s 2011 through 2013 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions, and the 2009 through 2013 tax years of the Company’s former Mexican subsidiaries were open to examination by the Mexican taxing authorities.

13. Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms generally from one to 10 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Future minimum rentals due under non-cancelable leases	55,881	47,605	37,407	29,533	22,172	40,811	$233,409
Rent expense was $61.8 million, $58.1 million and $53.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Unsecured installment loans that are guaranteed generally have terms of two to 12 months. Installment loans secured by the customer’s vehicle that are guaranteed typically have terms of up to 60 months. As of December 31, 2014 and 2013, the amount of consumer loans guaranteed by the Company was $9.8 million and $17.5 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $1.1 million and $1.0 million as of December 31, 2014 and 2013, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Litigation
2013 Litigation Settlement
On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (referred to together with Georgia Cash America, Inc., as Cash America), Daniel R. Feehan (the Company’s chief executive officer), and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleged many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. First National Bank of Brookings, South Dakota and Community State Bank of Milbank, South Dakota for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that First

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Bank of Brookings, South Dakota and Community State Bank of Milbank, South Dakota’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleged that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint sought unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit.
This case was scheduled to go to trial in November 2013, but on October 9, 2013, the parties agreed to a settlement that was approved by the trial court on January 16, 2014. In accordance with ASC 450, the Company recognized a liability in 2013 in the amount of $18.0 million. The liability was recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets and “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2013. In February 2014, the amount to be paid in connection with the settlement was substantially finalized, and the amount was not materially different than the liability accrued by the Company at December 31, 2013. The final payments in connection with the settlement were paid during the first six months of 2014. The Company denies all of the material allegations of the lawsuit and denies any and all liability or wrongdoing in connection with the conduct described in the lawsuit, but the Company agreed to the settlement to eliminate the uncertainty, distraction, burden and expense of further litigation.
The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Consumer Financial Protection Bureau
On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million ($2.5 million was allocated to each of the Company’s retail services and e-commerce segments that existed at the time), referred to as the Regulatory Penalty, which is non-deductible for tax purposes. The Company also agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to any remaining eligible Ohio customers in connection with the Ohio Reimbursement Program.
The $8.0 million of cash set aside was classified as restricted cash on the Company’s consolidated balance sheets beginning in November 2013. In June 2014, following the expiration of the 180-day extended claims period, the Company released $7.9 million of restricted cash. As of December 31, 2014, the remaining balance in restricted cash was approximately $60 thousand, reflecting the amount of refunds that were still outstanding as of that date.
Voluntary Reimbursements to Ohio Customers
On December 4, 2012, the Company announced the Ohio Reimbursement Program. As of December 31, 2012, based on Company information and third-party conclusions, the Company estimated the cost of the Ohio Reimbursement Program and related expenses to be approximately $13.4 million before taxes and recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012. During the year ended December 31, 2013, the Company reimbursed approximately $6.4 million to customers and incurred $1.7 million of related expenses in connection with this program. In addition, the Company decreased its liability related to the Ohio Reimbursement Program during the years ended December 31, 2013 and 2014, respectively, by $5.0 million and $0.3 million after the assessment of claims made to date and related matters. As of December 31, 2014, the Company’s remaining liability associated with the Ohio Reimbursement Program was approximately $30 thousand.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Equity
Share Repurchases
On January 28, 2015, the Company’s Board of Directors authorized management to purchase up to a total of 4,000,000 shares of the Company’s common stock and canceled the Company’s previous 2,500,000 share repurchase authorization previously approved by the Board in January 2013. (The 2011 Authorization that was previously approved by the Board of Directors was canceled when the 2013 Authorization was approved.) The following table summarizes the aggregate shares purchased under the 2013 Authorization and 2011 Authorization during each of the three years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Shares purchased under 2013 Authorization and 2011 Authorization	62,909	966,700	576,064
Aggregate amount (in thousands)	$1,343	$46,052	$22,509
Average price paid per share	$21.35	$47.64	$39.07
Periodically, shares are purchased in the open market in connection with dividend reinvestment for dividends paid on Director Deferred Shares. In January 2012, the Company purchased 1,211 shares of the Company’s common stock from the rabbi trust that held the shares for the Company’s Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock. Activities during each of the three years ended December 31 are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Purchases:
Number of shares	120	99	108
Aggregate amount	$4	$4	4
Sales:
Number of shares	—	—	1,211
Aggregate amount	$—	$—	25

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
The unrealized gain on marketable equity securities for the year ended December 31, 2014 is composed of a $111.6 million gain and income tax expense of $39.6 million and relates to the available-for-sale shares of Enova common stock held by the Company. These securities are not yet registered with the SEC. Accordingly, the Company has calculated the adjustment to AOCI for the change in market value based on the market determined stock price of Enova on December 31, 2014, less an adjustment factor due to the unregistered nature of the shares. The gain on marketable equity securities reclassified out of AOCI for the year ended December 31, 2013 is composed of a $1.0 million gain and income tax expense of $0.3 million. The gain and income tax expense are included in “Other revenue” and “Provision for income taxes,” respectively, in the consolidated statements of income.
Components of AOCI, after tax, for the years ended December 31, 2014, 2013 and 2012 are shown below (dollars in thousands).

	Unrealized Derivatives Gain (Loss), Net of Tax	Foreign Currency Translation Gain (Loss), Net of Tax	Marketable Securities, Net of Tax	Total
Balance at January 1, 2012	$(12)	$(6,078)	$(806)	$(6,896)
Other comprehensive income (loss)	12	8,952	1,060	10,024
Balance at December 31, 2012	—	2,874	254	3,128
Other comprehensive income before reclassifications	—	1,775	373	2,148
Amounts reclassified from AOCI	—	—	(627)	(627)
Net change in AOCI	—	1,775	(254)	1,521
Balance at December 31, 2013	—	4,649	—	4,649
Other comprehensive income (loss)	—	(7,255)	71,959	64,704
Spin-off of Enova	—	2,606	—	2,606
Net change in AOCI	—	(4,649)	71,959	67,310
Balance at December 31, 2014	$—	$—	$71,959	$71,959

15. Employee Benefit Plans
The 401(k) Savings Plan is open to substantially all U.S. employees of the Company. New employees are automatically enrolled in the 401(k) Savings Plan unless they elect not to participate. The Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 75% of their eligible earnings to the 401(k) Savings Plan, subject to regulatory and other plan restrictions. Nonqualified Savings Plan participants may contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the Nonqualified Savings Plan. The Company makes matching cash contributions of 50% of each participant’s contributions to the 401(k) Savings Plan, based on participant contributions of up to 5% of eligible compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s consolidated contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $3.5 million, $3.3 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In addition to the plans mentioned above, the Company established a SERP for its officers in 2003. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded consolidated compensation expense of $0.5 million, $0.6 million and $0.8 million for SERP contributions for the years ended December 31, 2014, 2013 and 2012, respectively.

The Nonqualified Savings Plan and the SERP are nonqualified deferred compensation plans. Benefits under the Nonqualified Savings Plan and SERP are unfunded. As of December 31, 2014 and 2013, the Company held

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities in rabbi trusts to pay benefits under these plans. The securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expense” in the consolidated statements of income.
Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	As of December 31,
	2014	2013
Prepaid expenses and other assets	$12,259	$14,016
Accounts payable and accrued expenses	12,259	14,016

16. Marketing Expenses

Marketing expenses were $8.0 million, $12.4 million and $13.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012. See Note 2 for further discussion of the Company’s accounting policies related to marketing expenses.

17. Stock-Based Compensation

The 2014 LTIP became effective on May 22, 2014, when it was approved by the shareholders of the Company, and will terminate May 21, 2024, unless terminated earlier by the Board of Directors. The Company’s previous long-term incentive plan, the 2004 Plan, terminated on April 21, 2014 in accordance with the provisions of that plan and no new awards may be made under that plan. Under the 2014 LTIP, the Company is authorized to issue up to 3,400,000 shares of common stock pursuant to awards granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, stock appreciation rights, performance units, restricted stock, RSUs and other share-based or share-related awards or in connection with Director Deferred Shares. Since 2004, RSU awards have been the only stock-based awards granted by the Company. As of December 31, 2014, there were 2,969,902 shares available for future grants under the 2014 LTIP.

Historically, the Company has repurchased its shares on the open market from time to time pursuant to an authorization from the Board of Directors of the Company and held the shares in treasury. The Company has reissued those shares upon stock option exercises and upon the issuance of shares when RSUs vest under the Company’s stock-based compensation plans. See Note 14 for further discussion of the Company’s share repurchase plans.
The Company received 42,499, 33,479 and 63,066 shares during the years ended December 31, 2014, 2013 and 2012, respectively, of its common stock valued at approximately $1.5 million, $1.6 million and $2.6 million, respectively, as partial payment of taxes required to be withheld upon issuance of shares for RSUs and upon the exercise of stock options.
During the year ended December 31, 2012, the Company received net proceeds totaling $1.8 million from the exercise of stock options that were granted under the Company’s previous stock-based compensation plans for 198,900 shares.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options outstanding as of December 31, 2014, 2013 or 2012. A summary of the Company’s stock option activity for the year ended December 31, 2012 is shown below. Stock options outstanding at the beginning of 2012 were granted under the 1994 LTIP.

	2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	198,900	$8.95
Exercised	(198,900)	8.95
Outstanding at end of year	—	$—
Exercisable at end of year	—	$—

Income tax benefits realized from the exercise of stock options for the year ended December 31, 2012 were $2.2 million and were recorded as an increase in “Additional paid-in capital” in the consolidated statements of equity.

RSUs

The Company has granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors. RSUs granted in 2014 were granted under the 2004 LTIP through April 2014 and thereafter granted under the 2014 LTIP. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs or, for certain awards granted to officers, upon the officer’s separation from employment with the Company. Shares for vested RSU awards granted to members of the Board of Directors during 2014 will be issued 13 months after the grant date. Certain officers and members of the Board of Directors have elected to defer receipt of shares to be issued under vested RSUs to dates that are later than those described above. In connection with the Enova Spin-off, all RSUs outstanding for one of the officers of Enova immediately vested at the date of the Enova Spin-off.

As of December 31, 2014, the outstanding RSUs granted to Company officers and certain employees had original vesting periods ranging from one to 15 years. For executive officers of the Company, a portion of these annual grants vest over time and a portion of these annual grants vest subject to the Company’s achievement of certain performance objectives. For RSUs granted to members of the Board of Directors, one-twelfth of the RSUs vest on the last day of each of the first 12 calendar months beginning with the month in which the awards were granted. In accordance with ASC 718, the grant date fair value of each RSU is based on the Company’s closing stock price on the day before the grant date, and the total grant date fair value of performance RSUs is based on the Company’s estimate at the time of the grant of the most probable outcome expected to be achieved, which was based on the maximum level of performance for performance RSUs granted in 2014, 2013 and 2012. All awards granted are subject to clawback provisions. The total grant date fair value of RSU grants is amortized to expense over the service periods required for vesting and based on the expected outcome of RSU’s subject to performance contingencies.

Compensation expense related to RSUs totaling $4.1 million ($2.6 million net of related taxes), $4.6 million ($2.9 million net of related taxes) and $4.7 million ($2.9 million net of related taxes) was recognized for 2014, 2013 and 2012, respectively. Total unrecognized compensation cost related to RSUs as of December 31, 2014 was $17.9 million, which will be recognized over a weighted average vesting period of approximately 3.6 years.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the RSU activity during 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	766,695	$36.06	772,322	$32.57	710,591	$29.53
Units granted	666,172	27.22	190,846	49.82	178,144	43.36
Shares issued	(154,851)	40.32	(127,087)	34.48	(108,170)	29.74
Units forfeited	(161,123)	41.90	(69,386)	37.91	(8,243)	41.22
Outstanding at end of year	1,116,893	$29.36	766,695	$36.06	772,322	$32.57
Units vested at end of year	303,276	$25.50	311,546	$24.98	303,781	$24.85
The RSUs forfeited for the year ended December 31, 2014 are primarily related to shares forfeited by employees who left the Company in connection with the 2014 Reorganization and to a performance grant made to executive officers for which the performance measures were not met on the vesting date, which was January 1, 2014.
In connection with the Enova Spin-off, the RSUs that were outstanding as of November 13, 2014 will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreement. The delivery of the Enova shares will occur periodically based on the vesting term of the award agreements. As of December 31, 2014, the outstanding RSU awards had an aggregate intrinsic value of $38.4 million, which included $25.3 million and $13.1 million related to Company common stock and Enova common stock, respectively. As of December 31, 2014, the outstanding vested deferred RSU awards had an aggregate intrinsic value of $12.8 million, including $6.9 million and $5.9 million related to Company common stock and Enova common stock, respectively.

As of December 31, 2014, 685,087 shares of Enova common stock retained by the Company were allocated for settlement of unvested RSUs, vested deferred RSUs and for Director Deferred Shares. Activity during the year ended December 31, 2014 for these shares is shown below:

	Enova Shares to be Issued for RSU awards	Enova Shares to be Issued for Director Deferred Shares	Total
Enova shares retained upon Enova Spin-off	677,918	28,893	706,811
Forfeitures (a)	(21,724)	—	(21,724)
Shares held as of December 31, 2014	656,194	28,893	685,087
% ownership of Enova as of December 31, 2014	2.0%	0.1%	2.1%

(a) Shares allocated to satisfy future RSU award issuances, upon forfeit, are re-allocated to Enova shares that are held and are to be disposed of by the Company.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the Company’s continuing operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$26,528	$28,223	$22,520
Income taxes	36,506	37,779	91,632
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$364,157	$329,653	$350,122
Pawn loans renewed	254,400	269,559	279,553
Consumer loans renewed	8,432	9,674	9,419
Liabilities assumed in acquisitions	—	3,132	1,207
Shares received for payment of receivables	—	—	383
Release of minority shareholders from contingent liability	—	—	2,758
Spin-off of Enova (See Note 3)	79,640	—	—
Fair value of shares issued for conversion of convertible debt (See Note 11)	31,727	—	—

19. Operating Segment Information

The Company has one reportable operating segment, which consists of the Company’s retail services locations that offer some or all of the following services operating only in the United States: pawn loans, the purchase and sale of merchandise (mainly forfeited collateral from pawn loans), consumer loans, check cashing, money orders, wire transfers, prepaid debit cards and auto insurance. Most of these ancillary products and services offered are provided through third-party vendors. Because the Company has only one reportable segment, all required financial segment information can be found directly in the consolidated financial statements. Prior year financial amounts shown for the Company have been reclassified to reflect the Company’s current segment structure. The Company evaluates the performance of its reportable segment based on income from operations.

The Company previously had two segments: retail services and e-commerce. The retail services segment included all of the operations of the Company's Retail Services Division, which was composed of both domestic and foreign storefront locations. The e-commerce segment was comprised of all of the operations of Enova. In the fourth quarter of 2014, following the Enova Spin-off in November 2014 and the sale of the Company’s Mexico-based pawn operations in August 2014, the Company re-assessed its segment structure and determined that the retail services segment is the only reportable segment and includes all of the Company's operations. Information previously reported separately in corporate operations, which represents corporate expenses and other miscellaneous income, has been combined with the information previously included in the retail services segment because all of the Company's corporate expenses and other miscellaneous income support the Company's sole operating segment. This change reflects the manner in which the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, determines strategy and investment plans for the Company’s business. Following the completion of these two events described above, the Company had only U.S.-based storefront business operations.

As described in Note 3, the Company has reclassified the results of operations of Enova (previously the Company’s e-commerce segment) as discontinued operations. Historical information in the tables below exclude amounts related to Enova.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents the Company’s revenue and long-lived assets by geographic region for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
Revenue	2014	2013	2012
United States	$1,077,199	$1,003,961	$1,078,803
Mexico (a)	17,497	26,525	60,640
Total revenue	$1,094,696	$1,030,486	$1,139,443

	As of December 31,
Long-lived Assets	2014	2013
United States	$201,054	$216,972
Mexico (a)	—	4,846
Total long-lived assets	$201,054	$221,818

(a)	The Company sold its Mexico-based pawn operations in August 2014. See Note 4.

20. Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets	12,838	12,259	579	—
Investment in equity securities	$131,584	$—	$131,584	$—
Total	$144,422	$12,259	$132,163	$—
	December 31,	Fair Value Measurements Using
	2013	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets	14,016	14,016	—	—
Total	$14,016	$14,016	$—	$—

Nonqualified Savings Plan-related assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified Level 1, and based on quoted market prices. As of December 31, 2014, as a result of the Enova Spin-off, a portion of the Nonqualified Savings Plan-related assets included shares of Enova common stock. As of December 31, 2014, the Company’s investment in equity securities represents the Company’s available-for-sale shares of Enova common stock. The equity securities representing Enova stock in the table above are classified as Level 2, as they were not yet registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices. The Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares.

During the years ended December 31, 2014 and 2013, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Non-Recurring Basis
The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2014 and 2013 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,042	$53,042	$53,042	$—	$—
Restricted cash	60	60	60	—	—
Pawn loans	252,168	252,168	—	—	252,168
Short-term loans, net	40,218	40,218	—	—	40,218
Installment loans, net	4,635	4,635	—	—	4,635
Pawn loan fees and service charges receivable	53,648	53,648	—	—	53,648
Total	$403,771	$403,771	$53,102	$—	$350,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,060	$1,060	$—	$—	$1,060
Senior unsecured notes	196,470	203,346	—	203,346	—
Total	$197,530	$204,406	$—	$203,346	$1,060

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,748	$19,748	$19,748	$—	$—
Restricted cash	8,000	8,000	8,000	—	—
Pawn loans	261,148	261,148	—	—	261,148
Short-term loans, net	45,896	45,896	—	—	45,896
Installment loans, net	8,836	8,836	—	—	8,836
Pawn loan fees and service charges receivable	53,438	53,438	—	—	53,438
Total	$397,066	$397,066	$27,748	—	$369,318
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,030	$1,030	$—	$—	$1,030
Domestic and Multi-currency Line of Credit	193,717	207,426	—	207,426	—
Senior unsecured notes	444,515	430,554	—	430,554	—
2029 Convertible Notes	101,757	155,788	—	155,788	—
Total	$741,019	$794,798	$—	$793,768	$1,030

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

Short-term loans and installment loans, collectively, represent “Consumer loans, net” on the consolidated balance sheet and are carried net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value. Short-term loans have relatively short maturity periods that are generally 12 months or less. The fair value of unsecured and secured installment loans are estimated using a discounted cash flow analysis, which considers interest rates offered for loans with similar terms to borrowers of similar credit quality. The carrying values of the Company’s installment loans approximate the fair value of these loans.

Pawn loan fees and service charges revenue is accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. The Company uses historical performance data to determine collectability of pawn loan fees and service charges receivable. Additionally, pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans secured by the customer’s vehicle and is required to purchase any defaulted loans it has guaranteed. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximated the fair value.

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of December 31, 2014, the Company’s senior unsecured notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

21. Closure of Short-term Consumer Loan Retail Services Locations in Texas

Since 2011, restrictive City ordinances that have been passed in various Texas cities have had the effect of reducing the profitability and the volume of short-term consumer loans the Company offers to customers in Texas, and the Company had experienced a related decline in consumer loans in many of the Company’s Texas retail services locations that offer this product as their primary source of revenue. As a result, the Company closed a total of 36 of these retail services locations during 2013. The Texas Consumer Loan Store Closures were completed as of December 31, 2013. The Company incurred charges of approximately $1.4 million for the year ended December 31, 2013 in connection with these closures.

22. 2014 Reorganization

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off, which is referred to as the 2014 Reorganization. In connection with the 2014 Reorganization, the Company incurred $7.5 million of charges for severance and other employee-related costs, which are included in “Operations and administration” in the consolidated statements of income. As of December 31, 2014, the Company had made payments of approximately

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$4.4 million for the 2014 Reorganization and had accrued approximately $3.1 million for future payments. Accrued amounts for the 2014 Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

23. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters when revenue levels are seasonally highest. The first quarter benefits from high average loan balances at the beginning of the period, followed by an abundance of loan redemptions including interest and fees and high relative levels of merchandise sales, primarily as a result of customers using federal tax refund proceeds in the first quarter. The fourth quarter benefits from the seasonally highest levels of pawn loan and consumer loan balances and merchandise dispositions activities associated with the holiday season. The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 (a)
Total revenue	$284,635	$253,608	$267,010	$289,443
Cost of revenue	132,162	112,359	122,907	137,718
Net revenue	152,473	141,249	144,103	151,725
Net income (loss) from continuing operations	3,237	(11,746)	(9,370)	7,492
Net income (loss) from discontinued operations	42,500	32,717	19,286	14,522
Net income attributable to Cash America International, Inc.	45,737	20,971	9,916	22,014
Diluted net income (loss) per share - continuing operations	$0.11	$(0.41)	$(0.32)	$0.26
Diluted net income per share - discontinued operations	$1.44	$1.12	$0.66	$0.50
Diluted net income per share	$1.55	$0.72	$0.34	$0.75
Diluted weighted average common shares	29,500	29,256	29,312	29,284
2013 (a)
Total revenue	$285,797	$234,219	$239,424	$271,046
Cost of revenue	128,113	96,073	101,138	118,648
Net revenue	157,684	138,146	138,286	152,398
Net income from continuing operations	19,346	4,960	27,567	7,309
Net income from discontinued operations	24,580	20,172	18,619	19,975
Net income attributable to Cash America International, Inc.	43,926	25,132	46,186	27,284
Diluted net income per share - continuing operations	$0.62	$0.16	$0.91	$0.24
Diluted net income per share - discontinued operations	$0.78	$0.65	$0.61	$0.67
Diluted net income per share	$1.40	$0.81	$1.52	$0.91
Diluted weighted average common shares	31,371	30,845	30,379	29,968

(a)
The sum of the quarterly per share amounts may not sum to each full year amount presented in the Company’s financial statements because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the summary quarterly financial information provided above, the Company has provided financial information for each quarter of 2014, conformed to the current period presentation of Enova’s operations in discontinued operations. The Company’s consolidated statements of income for the quarters ended March 31, June 30, September 30 and December 31, 2014 are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue
Pawn loan fees and service charges	$80,187	$80,990	$85,313	$82,878
Proceeds from disposition of merchandise	176,455	146,772	155,087	181,692
Consumer loan fees	25,759	23,900	24,831	23,184
Other	2,234	1,946	1,779	1,689
Total revenue	284,635	253,608	267,010	289,443
Disposed merchandise	124,564	104,510	114,293	130,770
Consumer loan loss provision	7,598	7,849	8,614	6,948
Total cost of revenue	132,162	112,359	122,907	137,718
Net revenue	152,473	141,249	144,103	151,725
Expenses
Operations and administration	123,419	122,711	124,435	119,900
Loss on divestitures	—	—	5,176	—
Depreciation and amortization	15,143	15,181	15,106	15,512
Total operating expenses	138,562	137,892	144,717	135,412
Income (loss) from operations	13,911	3,357	(614)	16,313
Interest expense	(10,068)	(8,389)	(4,324)	(3,739)
Interest income	4,764	2,880	3	—
Foreign currency transaction (loss) gain	(2)	119	(4)	—
Loss on extinguishment of debt	(1,546)	(15,016)	(5,991)	—
Income (loss) from continuing operations before income taxes	7,059	(17,049)	(10,930)	12,574
Provision (benefit) for income taxes	3,822	(5,303)	(1,560)	5,082
Net income (loss) from continuing operations	3,237	(11,746)	(9,370)	7,492
Net income (loss) from discontinued operations, net of tax	42,500	32,717	19,286	14,522
Net income or (loss) attributable to Cash America International, Inc.	$45,737	$20,971	$9,916	$22,014

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheets as of March 31, June 30, September 30 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$20,197	$113,130	$19,291	$53,042
Restricted cash	8,000	60	60	60
Pawn loans	218,093	263,668	264,612	252,168
Consumer loans, net	40,843	45,994	44,531	44,853
Merchandise held for disposition, net	192,936	198,919	215,263	212,849
Pawn loan fees and service charges receivable	43,814	51,986	54,501	53,648
Income taxes receivable	—	9	—	8,881
Prepaid expenses and other assets	26,967	40,207	34,502	21,317
Deferred tax assets	7,778	8,981	9,562	—
Note receivable from Enova	376,872	—	—	—
Investment in Enova	—	—	—	131,584
Current assets of discontinued operations	372,117	411,347	447,187	—
Total current assets	1,307,617	1,134,301	1,089,509	778,402
Property and equipment, net	219,107	217,407	209,784	201,054
Goodwill	495,130	495,672	488,700	487,569
Intangible assets, net	50,569	49,121	47,472	45,828
Other assets	14,378	13,116	10,560	9,594
Noncurrent assets of discontinued operations	255,698	270,720	267,689	—
Total assets	$2,342,499	$2,180,337	$2,113,714	$1,522,447
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$67,432	$69,055	$69,410	$74,331
Customer deposits	17,227	18,295	19,271	17,314
Income taxes currently payable	4,235	—	1,414	—
Current portion of long-term debt	22,606	—	—	—
Current deferred tax liabilities	—	—	—	27,820
Current liabilities of discontinued operations	415,183	62,813	85,295	—
Total current liabilities	526,683	150,163	175,390	119,465
Deferred tax liabilities	63,186	64,398	64,968	72,432
Other liabilities	859	1,161	1,019	878
Noncurrent liabilities of discontinued operations	46,679	542,729	539,782	—
Long-term debt	607,650	300,000	206,022	196,470
Total liabilities	$1,245,057	$1,058,451	$987,181	$389,245
Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024	3,024
Additional paid-in capital	116,726	86,184	87,718	86,388
Retained earnings	1,062,737	1,082,725	1,091,629	1,030,387
Accumulated other comprehensive income	5,182	7,998	2,073	71,959
Treasury shares, at cost (2,140,368 shares, 1,382,602 shares, 1,379,345 shares and 1,428,495 shares as of March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, respectively)	(90,227)	(58,045)	(57,911)	(58,556)
Total equity	1,097,442	1,121,886	1,126,533	1,133,202
Total liabilities and equity	$2,342,499	$2,180,337	$2,113,714	$1,522,447

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014, referred to as the Evaluation Date. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has attested to the Company’s internal control over financial reporting. The attestation report is included in Item 8 of this Annual Report.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, we concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.
Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

March 13, 2015	March 13, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 with respect to Directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement, and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee.” The Company plans to file the Proxy Statement within 120 days after December 31, 2014. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2014, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:	1,110,169	(a)(b)	—	2,969,902	(c)
Equity compensation plans not approved by shareholders:	—		—	—
Total	1,110,169		—	2,969,902

(a)
Includes 109,812 unvested and deferred vested RSUs under the 1994 LTIP, 538,637 unvested and deferred vested RSUs under the 2004 LTIP and 430,098 unvested and deferred vested RSUs under the 2014 LTIP. Also includes 20,443 and 11,179 Director Deferred Shares issuable under the 1994 LTIP and the 2004 LTIP, respectively.

(b)
Includes the maximum number of RSUs that may be issuable under performance-based RSUs granted in 2013 and 2014 if the Company achieves certain specified levels of improvement in earnings per share over a three-year period. Does not include any performance-based RSUs that were granted in 2012 that vested on January 1, 2015, subject to certification of the performance requirements, because the threshold level of performance required for vesting was not achieved.

(c)
Represents shares of common stock available for issuance under the 2014 LTIP, which is the only long-term incentive plan under which the Company can grant equity awards, pursuant to incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, performance units, restricted stock, RSUs and other share-based or share-related awards selected by the Company’s Management Development and Compensation Committee or in connection with Director Deferred Shares.

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
Information contained under the caption “Audit and Non-Audit Fees” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement dated November 12, 2014 by and among the Company and Enova	8-K	001-09733	2.1	11/18/2014
2.2	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	6/24/2013
2.3	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.1	10/28/2013
2.4	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.2	10/28/2013
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/1986
3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/1986
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/1986
3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/8/1987
3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	3/29/1993
3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/1994
3.7	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/2014
4.1	Form of Stock Certificate	10-K	001-09733	4.1	3/29/1993
4.2	Indenture dated May 15, 2013 between the Company, the domestic subsidiaries of the Company as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/15/2013
4.3	First Amendment to Indenture dated November 8, 2013 between the Company and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.4	11/12/2013
4.4	First Supplemental Indenture dated as of November 8, 2013 between the Company, Creazione Estilo, S.A. de C.V. as guarantor, and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.5	11/12/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Second Supplemental Indenture dated as of September 29, 2014 between the Company, NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and Wells Fargo Bank, National Association, as trustee	10-Q	001-09733	4.1	10/29/2014
4.6	Indenture, dated May 30, 2014, between Enova, the U.S. subsidiaries of Enova, as guarantors, and U.S. Bank National Association, as trustee ^	8-K	001-09733	4.1	5/30/2014
4.7	First Supplemental Indenture dated as of October 1, 2014 between Enova, NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and U.S. Bank National Association, as trustee ^	10-Q	001-09733	4.2	10/29/2014
10.1	Credit Agreement dated as of May 14, 2014 among Enova, certain domestic subsidiaries of Enova, as guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender ^	10-Q	001-09733	10.1	7/29/2014
10.2	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/2011
10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/2012
10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/2011
10.5	Third Amendment to Credit Agreement dated as of May 10, 2013 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	7/26/2013
10.6	Fourth Amendment to Credit Agreement dated as of May 12, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.2	5/15/2014
10.7	Fifth Amendment to Credit Agreement dated as of June 13, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.4	7/29/2014
10.8	Sixth Amendment to Credit Agreement dated as of December 23, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	12/30/2014
10.9	Omnibus Waiver, Consent and Amendment Agreement dated as of May 9, 2014, among the Company, the domestic subsidiaries of the Company, as guarantors and the lenders named therein	8-K	001-09733	10.1	5/15/2014
10.10	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/2011

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among the Company and Wells Fargo Bank, National Association	10-Q	001-09733	10.3	7/26/2013
10.12	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company's 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/2012
10.13	Registration Rights Agreement, dated May 30, 2014, between Enova, the domestic subsidiaries of Enova, as guarantors, and Jefferies LLC ^	8-K	001-09733	10.1	5/30/2014
10.15	Registration Rights Agreement, dated May 15, 2013, between the Company, the domestic subsidiaries of the Company as guarantors, Jefferies, LLC and JMP Securities LLC	8-K	001-09733	10.1	5/15/2013
10.16	Executive Employment Agreement dated April 2, 2013 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	4/3/2013
10.17	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company and its Executive Officers *	8-K	001-09733	10.1	1/31/2012
10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	3/29/1995
10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/2009
10.20	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/2011
10.21	Second Amendment to the LTIP dated May 24, 2012 (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/2012
10.22	Cash America International, Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”) *	DEF 14A	001-09733	Appendix A	4/11/2014
10.23	Form of 2015 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2014 LTIP *	8-K	001-09733	10.1	2/3/2015
10.24	Form of 2014 Long-Term Incentive Plan - December 2014 Restricted Stock Unit Award Agreement for Executive Officers under the 2014 LTIP dated December 18, 2014 *	8-K	001-09733	10.1	12/22/2014
10.25	Form of 2014 Long-Term Incentive Plan for Directors under the 2014 LTIP *	8-K	001-09733	10.1	5/29/2014
10.26	2014 Long-Term Incentive Plan Award Agreement for One-Time Grant of Restricted Stock Units to Chief Information Officer under the 2004 LTIP dated April 18, 2014 *	10-Q	001-09733	10.8	7/29/2014
10.27	Form of 2014 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	5/2/2014

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/2013
10.29	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-Q	001-09733	10.1	4/26/2013
10.30	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/26/2013
10.31	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X
10.32	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/27/2012
10.33	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-K	001-09733	10.28	3/3/2014
10.34	Form of 2011 Restricted Stock Unit Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/2011
10.35	2014 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer – E-Commerce Division *(3)					X
10.36	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer –E-Commerce Division *(4)					X
10.37	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/2009
10.38	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan dated June 28, 2012*	10-Q	001-09733	10.5	7/27/2012
10.39	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.3	2/27/2009
10.40	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/2011
10.41	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan dated June 28, 2012*	10-Q	001-09733	10.4	7/27/2012
10.42	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan dated May 24, 2012 and effective January 1, 2012*	DEF 14A	001-09733	Annex A	4/13/2012
10.43	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/26/2013
10.44	Summary of 2014 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers *	10-Q	001-09733	10.10	5/2/2014
10.45	Cash America International, Inc. Severance Pay Plan For Executives dated April 24, 2013 *	10-Q	001-09733	10.4	7/26/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.46	Cash America International, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2015 *					X
10.47	Letter Agreement between Victor L. Pepe and the Company dated April 7, 2014 *					X
10.48	Tax Matters Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.1	11/18/2014
10.49	Transition Services Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.2	11/18/2014
10.50	Stockholder’s and Registration Rights Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.3	11/18/2014
10.51	Software Lease and Maintenance Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.4	11/18/2014
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Company					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Press Release dated January 19, 2015 announcing a stock repurchase program	8-K	001-09733	99.2	1/29/2015
99.2	Subsection of the Risk Factors Section of the Enova Preliminary Offering Memorandum	8-K	001-09733	99.1	5/14/2014
99.3	Notice of Blackout Period for Directors and Executive Officers of the Company dated October 27, 2014	8-K	001-09733	99.1	10/27/2014
99.4	Unaudited Proforma Consolidated Financial Information	8-K	001-09733	99.1	11/18/2014
101.INS(5)	XBRL Instance Document					X(6)
101.SCH(5)	XBRL Taxonomy Extension Schema Document					X(6)
101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document					X(6)
101.LAB(5)	XBRL Taxonomy Label Linkbase Document					X(6)
101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document					X(6)
101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document					X(6)

*	Indicates management contract or compensatory plan, contract or arrangement.

^ These agreements were entered into by Enova during 2014 while it was a subsidiary of the Company. As a result of the Enova Spin-off, Enova is now a separate publicly traded company, and the Company is not a party to or obligated under these agreements.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.1 with the Company’s quarterly report on Form 10-Q on April 30, 2012 for the quarter ended March 31, 2012.
(3) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 2, 2014 for the quarter ended March 31, 2014.
(4) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 26, 2013 for the quarter ended March 31, 2013.

(5)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity at December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

(6)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

March 13, 2015	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	March 13, 2015
Jack R. Daugherty	of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	March 13, 2015
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	March 13, 2015
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	March 13, 2015
Daniel E. Berce

/s/ JAMES H. GRAVES	Director
James H. Graves		March 13, 2015

/s/ B. D. HUNTER	Director
B. D. Hunter		March 13, 2015

/s/ TIMOTHY J. McKIBBEN	Director
Timothy J. McKibben		March 13, 2015

/s/ ALFRED M. MICALLEF	Director
Alfred M. Micallef		March 13, 2015

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Cash America International, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2015 appearing in this 2014 Annual Report Form 10-K of Cash America International, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
March 13, 2015

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2014
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Allowance for valuation of inventory
Year Ended:
December 31, 2014	$949	$1,451	$—	$2,400
December 31, 2013	$851	$98	$—	$949
December 31, 2012	$700	$151	$—	$851
Tax valuation allowance
Year Ended:
December 31, 2014	$13,824	$859	$(14,683)	$—
December 31, 2013	$21,846	$1,773	$(9,795)	$13,824
December 31, 2012	$—	$21,846	$—	$21,846

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement dated November 12, 2014 by and among the Company and Enova	8-K	001-09733	2.1	11/18/2014
2.2	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	6/24/2013
2.3	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.1	10/28/2013
2.4	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.2	10/28/2013
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/1986
3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/1986
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/1986
3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/8/1987
3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	3/29/1993
3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/1994
3.7	Second Amended and Restated Bylaws of the Company effective January 15, 2014	8-K	001-09733	3.1	1/15/2014
4.1	Form of Stock Certificate	10-K	001-09733	4.1	3/29/1993
4.2	Indenture dated May 15, 2013 between the Company, the domestic subsidiaries of the Company as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/15/2013
4.3	First Amendment to Indenture dated November 8, 2013 between the Company and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.4	11/12/2013
4.4	First Supplemental Indenture dated as of November 8, 2013 between the Company, Creazione Estilo, S.A. de C.V. as guarantor, and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.5	11/12/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Second Supplemental Indenture dated as of September 29, 2014 between the Company, NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and Wells Fargo Bank, National Association, as trustee	10-Q	001-09733	4.1	10/29/2014
4.6	Indenture, dated May 30, 2014, between Enova, the U.S. subsidiaries of Enova, as guarantors, and U.S. Bank National Association, as trustee ^	8-K	001-09733	4.1	5/30/2014
4.7	First Supplemental Indenture dated as of October 1, 2014 between Enova, NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and U.S. Bank National Association, as trustee ^	10-Q	001-09733	4.2	10/29/2014
10.1	Credit Agreement dated as of May 14, 2014 among Enova, certain domestic subsidiaries of Enova, as guarantors, Jefferies Finance LLC as administrative agent and Jefferies Group LLC as lender ^	10-Q	001-09733	10.1	7/29/2014
10.2	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/2011
10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/2012
10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/2011
10.5	Third Amendment to Credit Agreement dated as of May 10, 2013 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	7/26/2013
10.6	Fourth Amendment to Credit Agreement dated as of May 12, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.2	5/15/2014
10.7	Fifth Amendment to Credit Agreement dated as of June 13, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.4	7/29/2014
10.8	Sixth Amendment to Credit Agreement dated as of December 23, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	12/30/2014
10.9	Omnibus Waiver, Consent and Amendment Agreement dated as of May 9, 2014, among the Company, the domestic subsidiaries of the Company, as guarantors and the lenders named therein	8-K	001-09733	10.1	5/15/2014
10.10	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/2011

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among the Company and Wells Fargo Bank, National Association	10-Q	001-09733	10.3	7/26/2013
10.12	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company's 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/2012
10.13	Registration Rights Agreement, dated May 30, 2014, between Enova, the domestic subsidiaries of Enova, as guarantors, and Jefferies LLC ^	8-K	001-09733	10.1	5/30/2014
10.15	Registration Rights Agreement, dated May 15, 2013, between the Company, the domestic subsidiaries of the Company as guarantors, Jefferies, LLC and JMP Securities LLC	8-K	001-09733	10.1	5/15/2013
10.16	Executive Employment Agreement dated April 2, 2013 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	4/3/2013
10.17	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company and its Executive Officers *	8-K	001-09733	10.1	1/31/2012
10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	3/29/1995
10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/2009
10.20	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/2011
10.21	Second Amendment to the LTIP dated May 24, 2012 (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/2012
10.22	Cash America International, Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”) *	DEF 14A	001-09733	Appendix A	4/11/2014
10.23	Form of 2015 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2014 LTIP *	8-K	001-09733	10.1	2/3/2015
10.24	Form of 2014 Long-Term Incentive Plan - December 2014 Restricted Stock Unit Award Agreement for Executive Officers under the 2014 LTIP dated December 18, 2014 *	8-K	001-09733	10.1	12/22/2014
10.25	Form of 2014 Long-Term Incentive Plan for Directors under the 2014 LTIP *	8-K	001-09733	10.1	5/29/2014
10.26	2014 Long-Term Incentive Plan Award Agreement for One-Time Grant of Restricted Stock Units to Chief Information Officer under the 2004 LTIP dated April 18, 2014 *	10-Q	001-09733	10.8	7/29/2014
10.27	Form of 2014 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	5/2/2014

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/2013
10.29	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-Q	001-09733	10.1	4/26/2013
10.30	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/26/2013
10.31	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X
10.32	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/27/2012
10.33	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-K	001-09733	10.28	3/3/2014
10.34	Form of 2011 Restricted Stock Unit Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/2011
10.35	2014 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer – E-Commerce Division *(3)					X
10.36	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award of Performance Units to Chief Executive Officer –E-Commerce Division *(4)					X
10.37	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/2009
10.38	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan dated June 28, 2012*	10-Q	001-09733	10.5	7/27/2012
10.39	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.3	2/27/2009
10.40	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/2011
10.41	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan dated June 28, 2012*	10-Q	001-09733	10.4	7/27/2012
10.42	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan dated May 24, 2012 and effective January 1, 2012*	DEF 14A	001-09733	Annex A	4/13/2012
10.43	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/26/2013
10.44	Summary of 2014 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers *	10-Q	001-09733	10.10	5/2/2014
10.45	Cash America International, Inc. Severance Pay Plan For Executives dated April 24, 2013 *	10-Q	001-09733	10.4	7/26/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.46	Cash America International, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2015 *					X
10.47	Letter Agreement between Victor L. Pepe and the Company dated April 7, 2014 *					X
10.48	Tax Matters Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.1	11/18/2014
10.49	Transition Services Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.2	11/18/2014
10.50	Stockholder’s and Registration Rights Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.3	11/18/2014
10.51	Software Lease and Maintenance Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.4	11/18/2014
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Company					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Press Release dated January 19, 2015 announcing a stock repurchase program	8-K	001-09733	99.2	1/29/2015
99.2	Subsection of the Risk Factors Section of the Enova Preliminary Offering Memorandum	8-K	001-09733	99.1	5/14/2014
99.3	Notice of Blackout Period for Directors and Executive Officers of the Company dated October 27, 2014	8-K	001-09733	99.1	10/27/2014
99.4	Unaudited Proforma Consolidated Financial Information	8-K	001-09733	99.1	11/18/2014
101.INS(5)	XBRL Instance Document					X(6)
101.SCH(5)	XBRL Taxonomy Extension Schema Document					X(6)
101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document					X(6)
101.LAB(5)	XBRL Taxonomy Label Linkbase Document					X(6)
101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document					X(6)
101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document					X(6)

*	Indicates management contract or compensatory plan, contract or arrangement.

^ These agreements were entered into by Enova during 2014 while it was a subsidiary of the Company. As a result of the Enova Spin-off, Enova is now a separate publicly traded company, and the Company is not a party to or obligated under these agreements.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.1 with the Company’s quarterly report on Form 10-Q on April 30, 2012 for the quarter ended March 31, 2012.
(3) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 2, 2014 for the quarter ended March 31, 2014.
(4) Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 26, 2013 for the quarter ended March 31, 2013.

(5)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity at December 31, 2014, December 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and (vi) Notes to Consolidated Financial Statements.

(6)	Submitted electronically herewith.