Form 10-Q
period 2015-03-31
CASH AMERICA INTERNATIONAL INC
filed 2015-05-01
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
27,478,443 of the Registrants’ common shares, $.10 par value per share, were issued and outstanding as of April 27, 2015.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•
risks related to the regulation of the Company, such as the failure to comply with existing, the adoption of new, or adverse changes in the interpretation or enforcement of laws, rules, regulations and guidance, the regulatory and examination authority of the Consumer Financial Protection Bureau (“CFPB”), and the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators, such as a consent order the Company entered into with the CFPB in November 2013;

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

•
the effect of any current or future litigation proceedings, including a claim relating to the terms of the Company’s 5.75% Senior Notes due 2018, and any judicial decisions or rule-making that affects the Company, its products or the legality or enforceability of its arbitration agreements;

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

•	risks related to the spin-off of the Company’s online lending business that comprised its e-commerce division, Enova International, Inc.;

•	fluctuations in the price of the Company’s common stock;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).
The foregoing list of factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this quarterly report, including under the caption “Risk Factors” in Item 1A of this quarterly report. In addition, new factors may emerge or changes to these factors may occur that would impact the Company’s business. Additional information regarding these and other risks can be found in this quarterly report and may also be contained in the Company’s other filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from those the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	March 31,		December 31,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$120,058	$20,197	$53,042
Restricted cash	60	8,000	60
Pawn loans	210,060	218,093	252,168
Consumer loans, net	31,897	40,843	44,853
Merchandise held for disposition, net	196,024	192,936	212,849
Pawn loan fees and service charges receivable	43,784	43,814	53,648
Income taxes receivable	2,990	—	8,881
Prepaid expenses and other assets	25,529	26,967	21,317
Deferred tax assets	—	7,778	—
Note receivable	—	376,872	—
Investment in equity securities	116,261	—	131,584
Current assets of discontinued operations	—	372,117	—
Total current assets	746,663	1,307,617	778,402
Property and equipment, net	191,749	219,107	201,054
Goodwill	487,569	495,130	487,569
Intangible assets, net	44,194	50,569	45,828
Other assets	9,447	14,378	9,594
Noncurrent assets of discontinued operations	—	255,698	—
Total assets	$1,479,622	$2,342,499	$1,522,447
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$63,214	$67,432	$74,331
Customer deposits	19,828	17,227	17,314
Current portion of long-term debt	—	22,606	—
Income taxes currently payable	—	4,235	—
Current deferred tax liabilities	22,935	—	27,820
Current liabilities of discontinued operations	—	415,183	—
Total current liabilities	105,977	526,683	119,465
Deferred tax liabilities	70,897	63,186	72,432
Other liabilities	927	859	878
Noncurrent liabilities of discontinued operations	—	46,679	—
Long-term debt	196,470	607,650	196,470
Total liabilities	$374,271	$1,245,057	$389,245
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	84,650	116,726	86,388
Retained earnings	1,036,794	1,062,737	1,030,387
Accumulated other comprehensive income	62,099	5,182	71,959
Treasury shares, at cost (2,525,192 shares, 2,140,368 shares and 1,428,495 shares as of March 31, 2015 and 2014, and as of December 31, 2014, respectively)	(81,216)	(90,227)	(58,556)
Total equity	1,105,351	1,097,442	1,133,202
Total liabilities and equity	$1,479,622	$2,342,499	$1,522,447

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Pawn loan fees and service charges	$77,313	$80,187
Proceeds from disposition of merchandise	172,213	176,455
Consumer loan fees	20,319	25,759
Other	1,917	2,234
Total Revenue	271,762	284,635
Cost of Revenue
Disposed merchandise	119,884	124,564
Consumer loan loss provision	4,787	7,598
Total Cost of Revenue	124,671	132,162
Net Revenue	147,091	152,473
Expenses
Operations and administration	116,338	123,419
Depreciation and amortization	14,519	15,143
Total Expenses	130,857	138,562
Income from Operations	16,234	13,911
Interest expense	(3,644)	(10,068)
Interest income	2	4,764
Foreign currency transaction gain (loss)	39	(2)
Loss on early extinguishment of debt	—	(1,546)
Gain on disposition of equity securities	126	—
Income from Continuing Operations before Income Taxes	12,757	7,059
Provision for income taxes	4,912	3,822
Net Income from Continuing Operations	7,845	3,237
Net Income from Discontinued Operations, Net of Tax	—	42,500
Net Income Attributable to Cash America International, Inc.	$7,845	$45,737
Earnings Per Share:
Basic Earnings Per Share
Net Income from Continuing Operations	$0.27	$0.11
Net Income from Discontinued Operations	$—	$1.50
Net Income Attributable to Cash America International, Inc.	$0.27	$1.61
Diluted Earnings Per Share
Net Income from Continuing Operations	$0.27	$0.11
Net Income from Discontinued Operations	$—	$1.44
Net Income Attributable to Cash America International, Inc.	$0.27	$1.55
Weighted average common shares outstanding:
Basic	28,692	28,407
Diluted	28,780	29,500
Dividends declared per common share	$0.050	$0.035

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income Attributable to Cash America International, Inc.	$7,845	$45,737
Other comprehensive (loss) gain, net of tax:
Marketable securities loss(a)	(9,860)	—
Foreign currency translation gain(b)	—	533
Total other comprehensive (loss) gain, net of tax	$(9,860)	$533
Comprehensive (loss) income attributable to Cash America International, Inc.	$(2,015)	$46,270

(a)	Net of tax benefit of $5,431 for the three months ended March 31, 2015.

(b)	Net of tax provision of $345 for the three months ended March 31, 2014.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423
Shares issued under stock-based plans			(5,196)			119,989	5,196	—
Stock-based compensation expense			1,495					1,495
Reduction in income tax benefit from stock-based compensation			(139)					(139)
Repurchase of convertible debt			(30,267)					(30,267)
Net income attributable to Cash America International, Inc.				45,737				45,737
Dividends paid				(981)				(981)
Foreign currency translation gain, net of tax					533			533
Purchases of treasury shares						(35,455)	(1,359)	(1,359)
Balance as of March 31, 2014	30,235,164	$3,024	$116,726	$1,062,737	$5,182	(2,140,368)	$(90,227)	$1,097,442
Balance as of January 1, 2015	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202
Shares issued under stock-based plans			(3,424)			75,573	3,132	(292)
Stock-based compensation expense			1,598					1,598
Income tax benefit from stock-based compensation			88					88
Net income attributable to Cash America International, Inc.				7,845				7,845
Dividends paid				(1,438)				(1,438)
Marketable equity securities, net of tax					(9,860)			(9,860)
Purchases of treasury shares						(1,172,270)	(25,792)	(25,792)
Balance as of March 31, 2015	30,235,164	$3,024	$84,650	$1,036,794	$62,099	(2,525,192)	$(81,216)	$1,105,351

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$7,845	$45,737
Less: Net income from discontinued operations, net of tax	—	42,500
Net income from continuing operations	7,845	3,237
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expenses	14,519	15,143
Amortization of debt discount and issuance costs	488	1,213
Consumer loan loss provision	4,787	7,598
Stock-based compensation	1,598	1,495
Deferred income taxes, net	(989)	7,521
Excess income tax benefit from stock-based compensation	(88)	—
Other	1,716	2,204
Interest income from note receivable	—	(4,755)
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	6,235	7,216
Pawn loan fees and service charges receivable	9,864	9,623
Finance and service charges on consumer loans	181	1,323
Prepaid expenses and other assets	(4,447)	(2,486)
Accounts payable and accrued expenses	(10,430)	(20,719)
Current and noncurrent income taxes	5,979	13,357
Other operating assets and liabilities	2,543	2,424
Net cash provided by continuing operating activities	39,801	44,394
Net cash provided by discontinued operating activities	—	114,010
Net cash provided by operating activities	39,801	158,404
Cash Flows from Investing Activities
Pawn loans made	(167,709)	(178,828)
Pawn loans repaid	130,409	138,372
Principal recovered through dispositions of forfeited pawn loans	87,878	90,707
Consumer loans made or purchased	(136,803)	(164,986)
Consumer loans repaid	144,422	169,651
Acquisitions, net of cash acquired	—	(500)
Purchases of property and equipment	(3,580)	(10,828)
Proceeds from note receivable	—	55,332
Other investing activities	(185)	77
Net cash provided by continuing investing activities	54,432	98,997
Net cash used in discontinued investing activities	—	(51,114)
Net cash provided by investing activities	54,432	47,883
Cash Flows from Financing Activities
Net payments under bank lines of credit	—	(45,097)
Debt issuance costs paid	(75)	(142)
Payments on/repurchases of notes payable	—	(95,095)
Excess income tax benefit from stock-based compensation	88	—
Treasury shares purchased	(25,792)	(1,359)
Dividends paid	(1,438)	(981)
Net cash used in continuing financing activities	(27,217)	(142,674)
Net cash used in discontinued financing activities	—	(55,332)
Net cash used in financing activities	(27,217)	(198,006)
Effect of exchange rates on cash	—	929
Net increase in cash and cash equivalents	67,016	9,210
Less: increase in cash and cash equivalents from discontinued operations	—	(8,761)
Change in cash and cash equivalents from continuing operations	67,016	449
Cash and cash equivalents at beginning of year	53,042	19,748
Cash and cash equivalents at end of period	$120,058	$20,197

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions other than those related to Enova International, Inc. (“Enova”), which previously comprised the Company’s e-commerce segment (as discussed further below), have been eliminated in consolidation. Upon completion of the distribution of approximately 80% of the outstanding shares of Enova common stock to the Company’s shareholders on November 13, 2014 (“Enova Spin-off”), the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014. Intercompany accounts and transactions related to Enova are presented separately between the Company’s continuing and discontinued operations. These accounts and transactions were previously eliminated in the Company’s consolidated financial statements. This presentation detail is included in the financial statements due to the significance of these accounts and transactions. The specific elements are reflected in “Note receivable,” “Interest income,” “Interest income from note receivable,” and “Proceeds from note receivable” in the Company’s consolidated financial statements. These reclassifications had no impact on consolidated results previously reported. See Note 2 for further discussion of discontinued operations.

The financial statements presented as of March 31, 2015 and 2014 and December 31, 2014 and for the three-month periods ended March 31, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has one reportable operating segment, which consists of the Company’s continuing operations. The Company’s primary line of business is pawn lending. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. Another component of the Company’s business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. The Company also offers ancillary products and services through some of its Company-owned lending locations including check cashing, money orders, wire transfers, prepaid debit cards and auto insurance. Most of these ancillary products and services offered are provided through third-party vendors. In addition, the Company’s franchised check cashing business offers check cashing services through its franchised check cashing centers. Because the Company has only one reportable segment, all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. As of December 31, 2014, the excess fair value over carrying value was approximately 3%, and there were no changes in the factors described above for the three months ended March 31, 2015 that would significantly impact the fair value of the Company and suggest an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

Accounting Standards to be Adopted in Future Periods

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which defines specific criteria that entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related fees. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
(“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items. While ASU 2015-01 eliminates the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and occur infrequently. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-01 will have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

2. Discontinued Operations

On November 13, 2014, the Company completed the Enova Spin-off as part of the Company’s strategy to focus on its core pawn operations business, and consequently, the net assets, operating results, and cash flows of the Company’s previously-held Enova business are presented separately as discontinued operations for the three months ended March 31, 2014 and as of March 31, 2014.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The carrying amounts of the major classes of the assets and liabilities for the discontinued operations as of March 31, 2014 are shown below (dollars in thousands).

As of
March 31, 2014
Assets
Cash and cash equivalents	$56,241
Consumer loans, net	281,268
Other receivables and prepaid expenses	8,692
Current and deferred tax assets	25,916
Current assets of discontinued operations	372,117
Property and equipment, net	39,027
Goodwill	210,362
Other non-current assets	6,309
Non-current assets of discontinued operations	255,698
Total assets of discontinued operations	$627,815
Liabilities
Accounts payable and accrued expenses	38,311
Note payable to Cash America International, Inc.	376,872
Current liabilities of discontinued operations	415,183
Deferred tax liabilities	46,621
Other liabilities	58
Non-current liabilities of discontinued operations	46,679
Total liabilities of discontinued operations	$461,862

Summarized income statement and supplemental cash flow information for the discontinued operations for the three months ended March 31, 2014 is shown below (dollars in thousands, except per share data).

Three Months Ended
March 31, 2014
Total Revenue	$208,465
Total Cost of Revenue	65,902
Net Revenue	142,563
Expenses
Operations and administration	68,167
Depreciation and amortization	4,118
Total Expenses	72,285
Income from Operations	70,278
Interest expense, net	(4,754)
Foreign currency transaction loss	(99)
Income before Income Taxes	65,425
Provision for income taxes	22,925
Net Income from Discontinued Operations	$42,500
Diluted Income per Share from Discontinued Operations	$1.44

Three Months Ended
March 31, 2014
Significant non-cash investing items
Consumer loans renewed	$70,121

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Credit Quality Information on Pawn Loans

In its pawn loan portfolio, the Company monitors the type and adequacy of collateral compared to historical forfeiture rates, average loan amounts and gross profit margins, among other factors. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the carrying value of the merchandise. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of delinquent pawn loans within “Pawn loans” in the consolidated balance sheets represents loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of March 31, 2015 and 2014 and December 31, 2014, the Company had current pawn loans outstanding of $202.9 million, $210.6 million and $244.1 million, respectively, and delinquent pawn loans outstanding of $7.2 million, $7.5 million and $8.0 million, respectively.

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

The Company generally does not accrue interest on delinquent consumer loans. In addition, delinquent consumer loans generally may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. Generally, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under its credit services organization and credit access business programs (“CSO programs”) is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For installment loans, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.
The Company fully reserves and generally charges off consumer loans once the loan has been classified as delinquent for 60 days. If a loan is estimated to be uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The components of Company-owned consumer loan portfolio receivables as of March 31, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of March 31, 2015
	Short-term Loans	Installment Loans	Total
Current loans	$26,775	$2,664	$29,439
Delinquent loans	3,533	2,150	5,683
Total consumer loans, gross	30,308	4,814	35,122
Less: allowance for losses	(2,034)	(1,191)	(3,225)
Consumer loans, net	$28,274	$3,623	$31,897
	As of March 31, 2014
	Short-term Loans	Installment Loans	Total
Current loans	$32,162	$5,240	$37,402
Delinquent loans	4,418	2,452	6,870
Total consumer loans, gross	36,580	7,692	44,272
Less: allowance for losses	(2,593)	(836)	(3,429)
Consumer loans, net	$33,987	$6,856	$40,843
	As of December 31, 2014
	Short-term Loans	Installment Loans	Total
Current loans	$38,492	$3,486	$41,978
Delinquent loans	4,462	2,575	7,037
Total consumer loans, gross	42,954	6,061	49,015
Less: allowance for losses	(2,736)	(1,426)	(4,162)
Consumer loans, net	$40,218	$4,635	$44,853

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31, 2015
	Short-term Loans	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,736	$1,426	$4,162
Consumer loan loss provision	3,306	1,300	4,606
Charge-offs	(5,715)	(1,907)	(7,622)
Recoveries	1,707	372	2,079
Balance at end of period	$2,034	$1,191	$3,225
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$402	$658	$1,060
(Decrease) increase in liability	(187)	368	181
Balance at end of period	$215	$1,026	$1,241
	Three Months Ended March 31, 2014
	Short-term Loans	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$3,960	$951	$4,911
Consumer loan loss provision	5,448	1,923	7,371
Charge-offs	(8,320)	(2,607)	(10,927)
Recoveries	1,505	569	2,074
Balance at end of period	$2,593	$836	$3,429
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$272	$758	$1,030
(Decrease) increase in liability	(4)	231	227
Balance at end of period	$268	$989	$1,257

Guarantees of Consumer Loans
 In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans that are secured by a customer’s vehicle. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of March 31, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $16.2 million, $12.5 million and $9.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million, $1.3 million and $1.1 million, as of March 31, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Investment in Enova

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company has agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans as described below) no later than two years after the distribution. The Company has allocated approximately two percent of its retained shares for delivery under long-term incentive plans that existed prior to the Enova Spin-off, making the Company’s residual ownership in Enova approximately 18 percent as of March 31, 2015. See table below for additional information.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s long-term incentive plans as described below) are classified as “available-for-sale securities” in accordance with Accounting Standards Codification (“ASC”) 320, Investments-Debt and Equity Securities (“ASC 320”). The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders as it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. The Company has agreed to divest its ownership in Enova in a short period of time (as described above). While the Company’s Chief Executive Officer serves as one of seven members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have voting power with respect to the shares of Enova that it owns. Other than routine, arms-length transitional services, the Company does not have any business relationships or inter-company dealings with Enova.

The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested restricted stock units (“RSUs”), vested deferred RSUs, and unvested deferred RSUs that were granted by the Company to certain of its officers, directors and employees, as well as shares that are deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of common stock of the Company (“Director Deferred Shares”), if such equity awards and Director Deferred Shares were outstanding under the Company’s long-term incentive plans on the date of the Enova Spin-off.

Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting terms of the award agreements. In the event the award does not vest, the Enova shares will be retained by the Company and sold.

As of March 31, 2015, the Company’s cost basis in its investment in Enova common stock was $19.9 million, and an unrealized gain of $96.4 million was included in “Accumulated other comprehensive income.” For the three months ended March 31, 2015, the Company recognized a gain of approximately $0.1 million for the disposition of Enova Common stock as a result of the issuance of shares under RSU awards. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets. Activity during the three months ended March 31, 2015 for the Enova shares retained by the Company is shown below (shares in ones):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Enova Shares Attributed to the Company (a)	Potential Enova Shares for Stock Awards (b)	Total Enova Shares Held by the Company
Enova shares at December 31, 2014	5,911,840	685,087	6,596,927
Forfeitures (c)	44,780	(44,780)	—
Shares issued	—	(7,429)	(7,429)
Shares withheld for taxes (c)	5,619	(5,619)	—
Enova shares at March 31, 2015	5,962,239	627,259	6,589,498
% ownership of Enova at March 31, 2015	18.07%	1.90%	19.97%

(a) Does not include shares retained for delivery under the Company’s long-term incentive plans.
(b) As of March 31, 2015, includes 28,893 Enova shares to be issued for Director Deferred Shares.
(c) Shares allocated to satisfy future RSU award issuances, upon forfeiture or if they are withheld for taxes, are re-allocated to Enova shares that are attributed to the Company and are to be disposed of by the Company.

6. Long-term Debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	Balance as of
	March 31,		December 31,
	2015	2014	2014
Domestic and multi-currency line of credit due 2018	$—	$148,620	$—
6.09% Series A senior unsecured notes due 2016	—	21,000	—
7.26% senior unsecured notes due 2017	—	15,000	—
Variable rate senior unsecured notes due 2018	—	31,250	—
5.75% senior unsecured notes due 2018	196,470	300,000	196,470
6.00% Series A senior unsecured notes due 2019	—	47,000	—
6.21% Series B senior unsecured notes due 2021	—	18,182	—
6.58% Series B senior unsecured notes due 2022	—	5,000	—
5.25% convertible senior notes due 2029	—	44,204	—
Total debt	$196,470	$630,256	$196,470
Less current portion	—	(22,606)	—
Total long-term debt	$196,470	$607,650	$196,470

Domestic and Multi-Currency Line

The Company and its domestic subsidiaries as guarantors have a credit agreement with a syndicate of financial institutions as lenders that was entered into on March 30, 2011 and later amended (the “Credit Agreement”). The Credit Agreement provides for a domestic and multi-currency line of credit in an aggregate principal amount of up to $280.0 million permitting revolving credit loans, including a multi-currency subfacility that gives the Company the ability to borrow up to $50.0 million that may be in specified foreign currencies, subject to the terms and conditions of the Credit Agreement (the “Domestic and Multi-currency Line of Credit”). The Credit Agreement contains an accordion feature whereby the revolving line of credit may be increased up to an additional $100.0 million with the consent of any increasing lenders.

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.38% as of March 31, 2015) based on the Company’s cash flow leverage ratios.

As of March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding under the Domestic and Multi-currency Line of Credit. As of March 31, 2014, borrowings under the Company’s Domestic and Multi-currency Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line of Credit was 3.20% as of March 31, 2014. The Company routinely refinances such borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit. Therefore, these borrowings are considered part of the applicable line of credit and as long-term debt.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $9.5 million under its Letter of Credit Facility as of March 31, 2015.

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

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of March 31, 2015, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of March 31, 2015, the Guarantors represent all of the subsidiaries of the Company, and all of the Guarantors were 100% owned by the Company. The domestic Guarantors under the 2018 Senior Notes are also guarantors under the Credit Agreement. The 2018 Senior Notes Indenture provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

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

As of March 31, 2015, the outstanding balance of the 2018 Senior Notes was $196.5 million, compared to $300.0 million as of March 31, 2014. In the third quarter of 2014, the Company repurchased $103.5 million aggregate principal amount of the 2018 Senior Notes for aggregate cash consideration of $107.2 million plus accrued interest.

Debt Agreement Compliance

The debt agreements for the Domestic and Multi-currency Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of March 31, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in the debt agreements.

7. Reclassification out of Accumulated Other Comprehensive Income

The reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2015
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$—	$71,959	$71,959
Other comprehensive loss before reclassifications	—	(9,779)	(9,779)
Amounts reclassified from AOCI (a)	—	(81)	(81)
Net change in AOCI	—	(9,860)	(9,860)
Balance at the end of period	$—	$62,099	$62,099

(a)
Includes a $126 impact of AOCI reclassification into “Gain on disposition of equity securities” for net gain on available-for-sale securities for the three months ended March 31, 2015. The tax impact of this reclassification was $45.

	Three Months Ended
	March 31, 2014
	Foreign currency translation gain, net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$4,649	$—	$4,649
Other comprehensive income before reclassifications	533	—	533
Net change in AOCI	533	—	533
Balance at the end of period	$5,182	$—	$5,182

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

RSUs issued under the Company’s stock-based employee compensation plans are included in diluted shares from the grant date of the award. The dilutive effect of performance-based RSU awards is adjusted at each balance sheet date throughout the requisite service period based on the level of performance that management estimates is the most probable at that date.
The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three months ended March 31, 2015 and 2014 (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income from Continuing Operations	$7,845	$3,237
Net Income from Discontinued Operations	—	42,500
Net Income attributable to Cash America International, Inc.	$7,845	$45,737
Denominator:
Total weighted average basic shares(a)	28,692	28,407
Shares applicable to stock-based compensation	88	63
Convertible debt(b)	—	1,030
Total weighted average diluted shares(c)	28,780	29,500
Net Income from Continuing Operations - basic	$0.27	$0.11
Net Income from Discontinued Operations - basic	—	1.50
Net Income Attributable to Cash America International, Inc. - basic	$0.27	$1.61
Net Income from Continuing Operations - diluted	$0.27	$0.11
Net Income from Discontinued Operations - diluted	—	1.44
Net Income Attributable to Cash America International, Inc. - diluted	$0.27	$1.55

(a)	Includes vested and deferred RSUs of 306 and 310, as well as Director Deferred Shares of 32 and 32 for the three months ended March 31, 2015 and 2014, respectively.

(b)
On May 15, 2014, the Company called its outstanding 5.25% Convertible Senior Notes due May 15, 2029 that were issued and sold by the Company on May 19, 2009 (the “2029 Convertible Notes”), and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company’s common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread were included in weighted average diluted shares, because the Company intended to pay the principal portion of the notes in cash.

(c)	Excludes 53 and 38 anti-dilutive shares for the three months ended March 31, 2015 and 2014, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain non-cash activities for the Company’s continuing operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$78,761	$83,218
Pawn loans renewed	$54,467	$66,718

10. Fair Value Measurements

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$13,083	$12,571	$512	$—
Investment in equity securities	116,261	—	116,261	—
Total	$129,344	$12,571	$116,773	$—
	March 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$14,339	$14,339	$—	$—
Total	$14,339	$14,339	$—	$—
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$12,838	$12,259	$579	$—
Investment in equity securities	131,584	—	131,584	—
Total	$144,422	$12,259	$132,163	$—

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Nonqualified Savings Plan-related assets and Deferred Director Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As of March 31, 2015, as a result of the Enova Spin-off, the portion of the Deferred Director Shares measured at fair value represented shares of Enova common stock. As of March 31, 2015, the Company’s investment in equity securities represents the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 5. The equity securities representing Enova stock, both those included in Deferred Director Shares and investment in equity securities in the table above, are classified as Level 2, as they were not yet registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices. The Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares.

During the three months ended March 31, 2015 and 2014, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.
Financial Assets and Liabilities Not Measured at Fair Value
The Company’s financial assets and liabilities as of March 31, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,058	$120,058	$120,058	$—	$—
Restricted cash	60	60	60	—	—
Pawn loans	210,060	210,060	—	—	210,060
Short-term loans, net	28,274	28,274	—	—	28,274
Installment loans, net	3,623	3,623	—	—	3,623
Pawn loan fees and service charges receivable	43,784	43,784	—	—	43,784
Total	$405,859	$405,859	$120,118	$—	$285,741
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,241	$1,241	$—	$—	$1,241
Senior unsecured notes	196,470	204,329	—	204,329	—
Total	$197,711	$205,570	$—	$204,329	$1,241

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,197	$20,197	$20,197	$—	$—
Restricted cash	8,000	8,000	8,000	—	—
Pawn loans	218,093	218,093	—	—	218,093
Short-term loans, net	33,987	33,987	—	—	33,987
Installment loans, net	6,856	6,856	—	—	6,856
Pawn loan fees and service charges receivable	43,814	43,814	—	—	43,814
Total	$330,947	$330,947	$28,197	$—	$302,750
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,257	$1,257	$—	$—	$1,257
Domestic and Multi-currency Line of credit	148,620	157,340	—	157,340	$—
Senior unsecured notes	437,432	432,887	—	432,887	—
2029 Convertible Notes	44,204	67,476	—	67,476	—
Total	$631,513	$658,960	$—	$657,703	$1,257

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,042	$53,042	$53,042	$—	$—
Restricted cash	60	60	60	—	—
Pawn loans	252,168	252,168	—	—	252,168
Short-term loans, net	40,218	40,218	—	—	40,218
Installment loans, net	4,635	4,635	—	—	4,635
Pawn loan fees and service charges receivable	53,648	53,648	—	—	53,648
Total	$403,771	$403,771	$53,102	$—	$350,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,060	$1,060	$—	$—	$1,060
Senior unsecured notes	196,470	203,346	—	203,346	—
Total	$197,530	$204,406	$—	$203,346	$1,060
Pawn loans generally have maturity periods of less than 90 days. Because of this short maturity period, the carrying value of pawn loans approximates the fair value of these loans.
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
Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable is accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. The Company uses historical performance data to determine the collectability of pawn loan fees and service charges

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

receivable. Additionally, pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Therefore, the carrying value approximates the fair value.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans secured by the customer’s vehicle and is required to purchase any defaulted loans it has guaranteed. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximate the fair value.

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of March 31, 2015, the 2018 Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

11. Reorganization Expenses

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”). The Reorganization continued through the first quarter of 2015. In connection with the Reorganization, the Company has recognized aggregate expenses of $8.4 million for severance and other employee-related costs, of which $0.9 million was recognized as expense during the three months ended March 31, 2015 and is included in “Operations and administration” in the consolidated statements of income. As of March 31, 2015, the Company had made payments of approximately $5.9 million for the Reorganization and had accrued approximately $2.5 million for future payments. Accrued amounts for the Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of financial condition, results of operations, liquidity, capital resources and certain factors that may affect future results of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q, as well as with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

GENERAL

The Company provides specialty financial services to individuals through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment through which it offers all of its products and services, as described below.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to the pawn lending operations, the Company also disposes of collateral from forfeited pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company previously offered pawn loans in Mexico, but the Company sold its Mexico-based pawn operations in August 2014.

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

     Short-term consumer loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs”) that the Company guarantees. Installment consumer loans are longer-term, multi-payment loans that generally require the pay-down of the outstanding principal balance in multiple installments. Installment loans include unsecured loans and loans secured by a customer’s vehicle and can be written by the Company or by a third-party lender through the CSO programs that the Company guarantees.

Through the Company’s CSO programs, the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets. In the event that the customer defaults on a CSO loan, the Company purchases the specific loan, and the outstanding loan balance and related allowance for estimated losses is then included in “Consumer loans, net” in the Company’s consolidated financial statements.

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

Enova Spin-off

On November 13, 2014, the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders (the “Enova Spin-off”). Enova previously comprised the Company’s e-commerce segment. Upon completion of the Enova Spin-off, the Company reclassified the financial results of Enova to discontinued operations in the Company’s consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Quarterly Report on Form 10-Q refers to the Company’s continuing operations and results from continuing operations.

Locations

The following table sets forth the number of locations through which the Company offered pawn lending, consumer lending, and other services and franchised locations offering check cashing services as of March 31, 2015 and 2014. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” As of March 31, 2014, these locations also included 47 Mexico-based, pawn-lending-only locations that were sold in August 2014. The Company’s domestic pawn and consumer lending locations operated in 21 and 22 states in the United States as of March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, the franchised check cashing centers operated in 12 and 14 states, respectively.

	As of March 31,
	2015	2014
Locations offering:
Pawn lending only	545	294
Both pawn and consumer lending	271	582
Consumer lending only	31	38
Franchised check cashing	80	93
Total	927	1,007

Recent Developments

Reorganization

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”). The Reorganization continued through the first quarter of 2015. In connection with the Reorganization, the Company has recognized aggregate expenses of $8.4 million for severance and other employee-related costs, of which $0.9 million was recognized as expense during the three months ended March 31, 2015 and is included in “Operations and administration” in the consolidated statements of income. As of March 31, 2015, the Company had made payments of approximately $5.9 million for the Reorganization and had accrued approximately $2.5 million for future payments. Accrued amounts for the Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Store and Office Closures

    In the first quarter of 2015, the Company closed 11 store locations, mostly due to the Company’s continued de-emphasis of its consumer lending activities, and the Company also closed certain regional office locations in order to create administrative expense efficiencies in operating activities (collectively, the “Store and Office Closures”). In connection with the Store and Office Closures, the Company incurred $0.5 million in expenses, of which $0.3 million are included in “Operations and administration expenses” and $0.2 million are included in “Depreciation and amortization expenses” in the consolidated statement of income for the three months ended March 31, 2015. In addition, the Company sold one pawn lending location during the first quarter of 2015 and recognized a loss that was immaterial to its financial statements.

Consumer Financial Protection Bureau Considers Proposing New Rules

On March 26, 2015, the Consumer Financial Protection Bureau (“CFPB”) announced that it is considering proposing rules that would apply to payday loans, vehicle title loans and high-cost installment loans, among other consumer loans, that could impose certain limitations on these types of loans, such as requiring additional underwriting requirements, requiring cooling-off periods between certain loans, and requiring limitations to prevent the sustained use of certain loans, among other things. The CFPB has also indicated that the rules that are proposed could also modify certain collection practices with respect to these types of loans, in particular, providing additional restrictions on a lender’s ability to access a borrower’s account for payments.  Except in certain limited circumstances, the Company’s pawn loan products would not be affected by these rules if the rules that are finally adopted are consistent with the proposals being considered by the CFPB.  However, the Company’s consumer loan products and the portion of the Company’s pawn loans that are collateralized by a customer’s vehicle or the title thereto could be affected by such rules if the rules that are finally adopted are consistent with the proposals being considered by the CFPB.  Consumer loans represented less than 8% of the Company’s total revenue for the three months ended March 31, 2015, and pawn loans collateralized by a customer’s vehicle or the title thereto represented an immaterial amount of the Company’s total revenue for the three months ended March 31, 2015. If the CFPB adopts any such rules or regulations, the Company’s revenue from these products could decline and the continuance of these products could become impractical or unprofitable. The Company does not currently know the extent of the rules the CFPB will adopt, but those rules could be proposed during 2015 or 2016 and, if adopted, would likely become effective in 2016 or 2017.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. As of December 31, 2014, the excess fair value over carrying value was approximately 3%, and there were no changes in the factors described above for the three months ended March 31, 2015 that would significantly impact the fair value of the Company and suggest an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

RECENT ACCOUNTING PRONOUCEMENTS

See “Item 1. Financial Statements—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended March 31, 2015 (the “current quarter”) are summarized below. The three months ended March 31, 2014 (the “prior year quarter”) includes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014.

•
Total revenue was $271.8 million, representing a decrease of $12.9 million, or 4.5%, for the current quarter compared to the prior year quarter. Net revenue decreased $5.4 million, or 3.5%, to $147.1 million for the current quarter compared to the prior year quarter.

•	Income from operations increased $2.3 million, or 16.7%, to $16.2 million in the current quarter compared to $13.9 million in the prior year quarter.

•
Net income from continuing operations was $7.8 million in the current quarter compared to $3.2 million in the prior year quarter. Diluted net income per share from continuing operations was $0.27 in the current quarter compared to $0.11 in the prior year quarter. Net income and net income per share from continuing operations were affected by certain expense items in the current quarter and prior year quarter. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

OVERVIEW
Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following table shows the components of net revenue for the Company’s domestic operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014(a)
Domestic operations	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$77,313	52.5%	78,467	52.4%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	52,329	35.6%	50,912	34.0%
Pawn related	$129,642	88.1%	129,379	86.4%
Consumer loan fees, net of loss provision	$15,532	10.6%	18,161	12.1%
Other revenue	1,917	1.3%	2,149	1.5%
Net revenue	$147,091	100.0%	149,689	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended
March 31, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $1,720, proceeds from disposition of merchandise, net of cost of disposed merchandise, of $979, pawn-related net revenue of $2,699, other revenue of $85 and net revenue of $2,784.

For the current quarter, consolidated net revenue decreased $5.4 million, or 3.5%, compared to the prior year quarter. Excluding the Company’s Mexico-based pawn operations, domestic net revenue decreased $2.6 million, or 1.7%, to $147.1 million from $149.7 million for the prior year quarter, almost entirely due to lower levels of consumer loan fees, net of the loss provision, mainly due to the Company’s continued strategic reduction of its short-term consumer lending activities. In addition, same-store net revenue for pawn- and consumer loan-related activities decreased 1.2% for the current quarter compared to the prior year quarter.

Domestic pawn-related net revenue accounted for 88.1% and 86.4% of domestic net revenue for the current quarter and prior year quarter, respectively. Domestic pawn-related net revenue increased $0.3 million, or 0.2%, to $129.6 million during the current quarter from the prior year quarter. The increase was primarily attributable to higher gross profit on commercial sales, partially offset by lower gross profit on retail sales and lower pawn loan fees and service charges.

Consumer loan net revenue decreased $2.6 million, or 14.5%, to $15.5 million during the current quarter, almost entirely attributable to the Company’s continued strategic reduction of its short-term consumer lending activities. Consumer loan net revenue accounted for 10.6% and 12.1% of domestic net revenue for the current quarter and prior year quarter, respectively.

Non-GAAP Disclosure
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the Company has provided certain non-GAAP measures in the tables below, including (i) adjusted net income from continuing operations, adjusted diluted net income per share from continuing operations, adjusted earnings from continuing operations and adjusted earnings per share from continuing operations (collectively, the “Adjusted Earnings Measures”), and (ii) adjusted EBITDA, which the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, equity in earnings or loss of unconsolidated subsidiary, gain on sale of equity securities, taxes and including the net income or loss attributable to noncontrolling interests.

Management believes that the presentation of these measures provides users of the financial statements with greater transparency and facilitates a more meaningful ability to compare operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods. In addition, management believes this information provides a more in-depth and complete view of the Company’s financial performance, competitive position and prospects for the future and may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Management also believes that non-GAAP measures, including the Adjusted Earnings Measures and adjusted EBITDA, are frequently used by investors to analyze operating performance, evaluate the Company’s ability to incur and service debt and its capacity for making capital investments, and to help assess the Company’s estimated enterprise value.

Management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to investors in order to allow them to compare the Company’s financial results for the current quarter with the prior year quarter without the effect of the following items, which management believes are less frequent in nature:

•	the Store and Office Closures;

•	the Reorganization;

•	the loss on significant strategic divestitures;

•	the loss on early extinguishment of debt;

•	the charges related to the closure of 36 locations in Texas in 2013 that offered consumer loans as their primary source of revenue (the “Texas Consumer Loan Store Closures”);

•	the adjustments for a penalty paid to the CFPB in connection with the issuance of a consent order by the CFPB (the “Regulatory Penalty”);

•	the charges related to the Company’s significant litigation settlement in 2013 (the “2013 Litigation Settlement”);

•
an adjustment made in 2013 (the “Ohio Adjustment”) to decrease the Company’s remaining liability following an assessment of the claims made under a voluntary program initiated in 2012 to reimburse Ohio customers in connection with certain legal collections proceedings initiated by the Company in Ohio (the “Ohio Reimbursement Program”); and

•
a recognized income tax benefit related to a tax deduction included on the Company’s federal income tax return for its tax basis in the stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (the “Creazione Deduction”).

Management believes the non-GAAP measures, including the adjustments described above, provide more information regarding the ongoing operating performance, provide more meaningful period-to-period comparisons of operating results, both internally and against operating results of competitors, enhance investors' understanding of the core operating results of the business and provide a more accurate indication of the Company’s ability to generate cash flows from operations. Therefore, management believes it important to clearly identify these measures for investors.
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

Adjusted Earnings Measures
The following table provides a reconciliation for the three months ended March 31, 2015 and 2014, between net income from continuing operations and diluted net income per share from continuing operations calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share from continuing operations	$7,845	$0.27	$3,237	$0.11
Adjustments (net of tax):
Store and Office Closures	317	0.01	—	—
Reorganization	537	0.02	—	—
Loss on early extinguishment of debt	—	—	974	0.03
2013 Litigation Settlement	—	—	164	0.01
Adjusted net income and adjusted diluted net income per share from continuing operations	8,699	0.30	4,375	0.15
Other adjustments (net of tax):
Intangible asset amortization	1,029	0.04	1,034	0.04
Non-cash equity-based compensation	1,007	0.03	942	0.03
Convertible debt non-cash interest and issuance cost amortization	—	—	374	0.01
Foreign currency transaction (gain) loss	(25)	—	1	—
Adjusted earnings and adjusted earnings per share from continuing operations	$10,710	$0.37	$6,726	$0.23

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

The table below reconciles the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above.

	Three Months Ended March 31,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Store and Office Closures	$503	$186	$317	$—	$—	$—
Reorganization	853	316	537	—	—	—
Loss on early debt extinguishment	—	—	—	1,546	572	974
2013 Litigation Settlement	—	—	—	260	96	164
Total Adjustments	$1,356	$502	$854	$1,806	$668	$1,138

Adjusted EBITDA

The following table provides a reconciliation between Net (loss) income from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA from continuing operations (dollars in thousands):

	Trailing 12 Months Ended
	March 31,
	2015	2014
Net (loss) income from continuing operations	$(5,779)	$43,073
Net income attributable to the noncontrolling interest in continuing operations	—	312
Provision (benefit) for income taxes (a)	3,131	(23,248)
Equity in loss of unconsolidated subsidiary	—	25
Gain on sale of equity securities	(126)	—
Loss on early extinguishment of debt	21,007	2,153
Foreign currency transaction (gain) loss	(154)	6
Interest expense, net	17,211	19,404
Depreciation and amortization expenses (b)	60,124	58,004
Adjustments:
Store and Office Closures	503	—
Reorganization	8,391	—
Loss on divestitures	5,176	—
Texas Consumer Loan Store Closures	—	1,373
Regulatory Penalty	—	2,500
2013 Litigation settlement	375	18,260
Charges related to Ohio Adjustment and Ohio Reimbursement Program	—	(5,000)
Adjusted EBITDA from continuing operations	$109,859	$116,862
Adjusted EBITDA margin from continuing operations calculated as follows:
Total revenue	$1,081,823	$1,029,324
Adjusted EBITDA	$109,859	$116,862
Adjusted EBITDA as a percentage of total revenue	10.2%	11.4%

(a) For the trailing 12 months ended March 31, 2014, includes income tax benefit of $33.2 million related to the Creazione Deduction.
(b) For the trailing 12 months ended March 31, 2015, excludes $0.2 million of depreciation and amortization expenses, which are included in “Store and Office Closures” and are related to the closure of storefront locations and certain regional office locations during the first quarter of 2015. For the trailing 12 months ended March 31, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the “Texas Consumer Loan Store Closures.”

The table below reconciles the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above.

	Trailing 12 Months Ended March 31,
	2015			2014
	Pre-tax	Tax	After Tax	Pre-tax	Tax	After Tax
Store and Office Closures	$503	$186	$317	$—	$—	$—
Reorganization	8,391	3,105	5,286	—	—	—
Loss on divestitures	5,176	(1,268)	6,444	—	—	—
Loss on early extinguishment of debt	21,007	7,773	13,234	2,153	797	1,356
Texas Consumer Loan Store Closures	—	—	—	1,373	508	865
Regulatory Penalty	—	—	—	2,500	—	2,500
2013 Litigation Settlement	375	139	236	18,260	6,756	11,504
Charges related to the Ohio Adjustment and the Ohio Reimbursement Program	—	—	—	(5,000)	(1,791)	(3,209)
Tax benefit related to Creazione Deduction (a)	—	—	—	—	33,201	(33,201)
Total Adjustments	$35,452	$9,935	$25,517	$19,286	$39,471	$(20,185)

(a) For the trailing 12 months ended March 31, 2014, the tax benefit related to the Creazione Deduction of $33.2 million is included in the provision (benefit) for income taxes.

QUARTER ENDED MARCH 31, 2015 COMPARED TO QUARTER ENDED MARCH 31, 2014

Pawn Lending Activities

The average balance of pawn loans outstanding decreased $11.2 million, or 4.6%, from the prior year quarter to the current quarter, partly due to a $4.7 million average balance outstanding decrease related to the sale of the Company’s Mexico-based pawn operations in August 2014. Excluding pawn loan balances in the Company’s Mexico-based pawn operations, the Company’s average domestic pawn loan balances decreased $6.5 million, or 2.8%, to $229.9 million in the current quarter, compared to $236.4 million in the prior year quarter, primarily due to a decrease in the average pawn loan balance in same-store domestic pawn locations. Pawn loan balances at the beginning of the current quarter were below prior year levels and maintained this relationship throughout the current quarter. Same-store domestic pawn loan balances were 0.5% lower on March 31, 2015 compared to March 31, 2014.

Pawn loan fees and services charges decreased $2.9 million, or 3.6%, from the prior year quarter to the current quarter. Excluding the Company’s Mexico-based pawn operations, domestic pawn loan fees and service charges decreased by $1.2 million, or 1.5%, from the prior year quarter to the current quarter. This decrease was primarily driven by lower average domestic pawn loan balances during the current quarter as compared to the prior year quarter, partially offset by a higher domestic pawn loan yield of 136.4% in the current quarter compared to 134.6% in the prior year quarter.

The following table sets forth selected data related to the Company’s domestic pawn lending activities as of and for the three months ended March 31, 2015 and 2014 (dollars in thousands except where otherwise noted).

	Three Months Ended March 31,
Domestic pawn operations	2015	2014(a)	Change	% Change
Pawn loan fees and service charges	$77,313	$78,467	$(1,154)	(1.5)%
Ending pawn loan balance (as of March 31,)	$210,060	$212,908	$(2,848)	(1.3)%
Average pawn loan balance outstanding	$229,935	$236,447	$(6,512)	(2.8)%
Amount of pawn loans written and renewed	$222,176	$232,560	$(10,384)	(4.5)%
Average amount per pawn loan (in ones)	$127	$125	$2	1.6%
Annualized yield on pawn loans	136.4%	134.6%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended
March 31, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $1,720, an ending pawn loan balance of $5,185, an average pawn loan balance outstanding of $4,670, pawn loans written and renewed of $12,986, an average amount per pawn loan of $87, and an annualized yield on pawn loans of 149.4%.

Merchandise Sales Activities

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

The following table summarizes the proceeds from the disposition of merchandise and the related profit for domestic pawn operations for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2015			2014(a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$148,149	$24,064	$172,213	$138,326	$33,844	$172,170
Gross profit on disposition	$46,956	$5,373	$52,329	$48,442	$2,470	$50,912
Gross profit margin	31.7%	22.3%	30.4%	35.0%	7.3%	29.6%
Percentage of total gross profit	89.7%	10.3%	100.0%	95.1%	4.9%	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended March 31, 2014, Mexico-based pawn operations had proceeds from disposition of $4,285, gross profit on disposition of $979, and gross profit margin of 22.8%.

Proceeds from disposition decreased $4.2 million, or 2.4%, from the prior year quarter to the current quarter. Excluding the Company’s Mexico-based pawn operations, proceeds from disposition for domestic pawn operations remained flat at $172.2 million for both the current quarter and the prior year quarter and reflected offsetting movement in the Company’s retail and commercial activity. Retail proceeds from disposition increased $9.8 million, or 7.1%, as a result of the Company’s emphasis on retail disposition of excess inventory, particularly general merchandise, following the holiday selling season. Offsetting this increase, commercial proceeds from disposition decreased $9.8 million, or 28.9%, as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. The move away from commercial disposition also contributed to the decrease in the Company’s merchandise turnover ratio from 2.5 times in the prior year quarter to 2.3 times in the current quarter, as commercial dispositions typically have a higher turnover ratio.

Gross profit from disposition increased $0.4 million, or 0.8%, from the prior year quarter to the current quarter. Excluding the Company’s Mexico-based pawn operations, gross profit on disposition for domestic pawn operations increased $1.4 million, or 2.8%, from the prior year quarter to the current quarter. The Company experienced an increase in total gross profit margin to 30.4% in the current quarter, compared to 29.6% in the prior year quarter. The increased total gross profit margin was due to a higher gross profit margin on commercial dispositions as a result of favorable gold and diamond yields, partially offset by a lower gross profit margin on retail sales, which declined mainly as a result of discounting prices on aged general merchandise items to enhance retail sales.

The increased sales of aged general retail merchandise also contributed to a decreased percentage of merchandise held for more than one year compared to total merchandise held for disposition. The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn lending operations before valuation allowance of $2.4 million, $1.2 million and $2.4 million as of March 31, 2015 and 2014, and December 31, 2014, respectively (dollars in thousands):

	As of March 31,				As of December 31,
	2015		2014(a)		2014
Domestic pawn operations	Amount	%	Amount	%	Amount	%
Jewelry - held for one year or less	$110,993	55.9%	$107,136	56.7%	$111,963	52.0%
Other merchandise - held for one year or less	76,902	38.8%	69,768	36.9%	90,642	42.1%
Total merchandise held for one year or less	187,895	94.7%	176,904	93.6%	202,605	94.1%
Jewelry - held for more than one year	4,682	2.4%	5,034	2.7%	3,494	1.6%
Other merchandise - held for more than one year	5,847	2.9%	7,153	3.7%	9,150	4.3%
Total merchandise held for more than one year	10,529	5.3%	12,187	6.4%	12,644	5.9%
Merchandise held for disposition, gross	$198,424	100.0%	$189,091	100.0%	$215,249	100.0%
Merchandise held for disposition, net of allowance	$196,024		$187,891		$212,849

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. As of March 31, 2014, Mexico-based pawn operations had gross merchandise held for disposition of $5,154 and merchandise held for disposition, net of allowance, of $5,045.

The allowance for merchandise held for disposition for domestic operations was $2.4 million as of March 31, 2015, compared to $1.2 million as of March 31, 2014. While the allowance is $1.2 million higher than at the end of the prior year quarter, the allowance increase occurred during the second and third quarters of 2014 and has not changed since that time. The increased allowance is due to the increase in the mix of general merchandise to total merchandise held for disposition. General merchandise typically requires a slightly higher allowance than jewelry due to its higher risk of damage, theft or obsolescence over time.

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

Management believes these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management also believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the amounts reflected on the Company’s balance sheet since both revenue and the loss provision for consumer loans are impacted by the aggregate amount of consumer loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer Loan Fees

Consumer loan fees, net of loss provision, decreased $2.6 million, or 14.5%, to $15.5 million in the current quarter compared to the prior year quarter, primarily due to a $5.4 million, or 21.1%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to the Company’s continued strategic reduction of its short-term consumer lending activities, including the discontinuance of short-term consumer lending in 311 of the Company’s locations in 2014 and nine of the Company’s locations in the first three months of 2015. The impact of the 21.1% decrease in consumer loan fees was partially offset by improved portfolio performance in the remaining consumer loan locations, which contributed to lower loss provision expenses as a percentage of consumer loan fees.

The following table sets forth interest and fees on consumer loans, loan loss provision and consumer loan fees, net of the loss provision, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$17,063	$3,256	$20,319	$21,998	$3,761	$25,759
Less: consumer loan loss provision	3,119	1,668	4,787	5,444	2,154	7,598
Consumer loan fees, net loss provision	$13,944	$1,588	$15,532	$16,554	$1,607	$18,161
Year-over-year change - $	$(2,610)	$(19)	$(2,629)	$(3,109)	$(274)	$(3,383)
Year-over-year change - %	(15.8)%	(1.2)%	(14.5)%	(15.8)%	(14.6)%	(15.7)%
Consumer loan loss provision as a % of consumer loan fees	18.3%	51.2%	23.6%	24.7%	57.3%	29.5%

Consumer Loan Loss Provision

The consumer loan loss provision decreased by $2.8 million, or 37.0%, in the current quarter compared to the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 23.6% in the current quarter compared to 29.5% in the prior year quarter, primarily due to an improvement in short-term loan portfolio performance, decreased charge-offs and increased collections in the current quarter compared to the prior year quarter.

Average Amount Outstanding Per Consumer Loan

The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period. The decrease in the average amount of installment loans outstanding from the prior year quarter to the current quarter was primarily due to the discontinuation during 2014 of one of the Company’s installment loan products that typically carried higher average balances than other loans in the installment loan portfolio. The table below shows the average amount per consumer loan by product as of March 31, 2015 and 2014.

	As of March 31,
	2015	2014
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans	$466	$463
Installment loans	$1,556	$1,840
(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

Consumer Loan Balances

The following table summarizes consumer loan balances outstanding as of March 31, 2015 and 2014 (dollars in thousands):

	As of March 31,
	2015			2014
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Short-term loans	$30,308	$1,717	$32,025	$36,580	$3,434	$40,014
Installment loans	4,814	14,491	19,305	7,692	9,114	16,806
Total ending loan balance, gross	35,122	16,208	51,330	44,272	12,548	56,820
Less: Allowance and liabilities for losses	(3,225)	(1,241)	(4,466)	(3,429)	(1,257)	(4,686)
Total ending loan balance, net	$31,897	$14,967	$46,864	$40,843	$11,291	$52,134
Allowance and liability for losses as a % of consumer loan balances, gross	9.2%	7.7%	8.7%	7.7%	10.0%	8.2%

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

The allowance and liability for losses as a percentage of consumer loan balances, gross, increased to 8.7% as of March 31, 2015, compared to 8.2% as of March 31, 2014. This increase was primarily due to a higher mix of unsecured installment loans in the current quarter as compared to the prior year quarter, primarily due to the introduction of a new unsecured installment loan product in the third quarter of 2014.

Consumer Loan Information by Product

Management evaluates consumer loan loss rates for all of its consumer loan products to determine credit quality and evaluate trends. For short-term loans, the Company evaluates consumer loan losses as a percentage of combined consumer loans written and renewed. For installment loans, the Company evaluates consumer loan losses as a percentage of the combined ending consumer loan balance. The following tables provide additional information related to each of the Company’s consumer loan products as of and for the three months ended March 31, 2015 and 2014 (dollars in thousands). Ratios provided in the tables below reflect performance measures used by management, which may differ by products due to the specific characteristics of each product.

	Three Months Ended March 31,
	2015	2014
Short-term consumer loans:
Consumer loan loss provision	$3,119	$5,444
Charge-offs (net of recoveries)	4,008	6,815
Allowance and liability for losses	2,249	2,861
Short-term consumer loans written and renewed:(a)
Company owned	$134,477	$159,460
Guaranteed by the Company(b)	8,057	18,364
Combined consumer loans written and renewed	$142,534	$177,824
Short-term consumer loans and fees receivable:
Gross - Company owned	$30,308	$36,580
Gross - Guaranteed by the Company(b)	1,717	3,434
Combined consumer loans and fees receivable, gross(c)	$32,025	$40,014
Short-term consumer loan ratios:
Consumer loan loss provision as a % of combined consumer loans written and renewed(a)	2.2%	3.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	2.8%	3.8%
Consumer loan loss provision as a % of consumer loan fees	18.3%	24.7%
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(c)	7.0%	7.1%

(a)	The disclosure regarding the amount of short-term consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

(c)	Non-GAAP measure.

	Three Months Ended March 31,
	2015	2014
Installment loans:
Consumer loan loss provision	$1,668	$2,154
Charge-offs (net of recoveries)	1,535	2,038
Allowance and liability for losses	2,217	1,825
Installment loan ratios:
Consumer loan loss provision as a % of consumer loan fees	51.2%	57.3%
Allowance and liability for losses as a % of combined ending consumer loan balances (a)	11.5%	10.9%

(a)	Non-GAAP measure.

Operations and Administration Expenses

Operations expenses include expenses incurred for personnel, occupancy, marketing and other charges that are directly related to the Company’s business. Operations expenses are incurred at the Company’s storefront locations and the Company’s call centers for customer service and collections. Administration expenses include expenses related to corporate service functions, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems. Beginning in the first quarter of 2015, costs related to management supervision of the Company’s locations were reclassified from operations expense to administration expense to better align expenses with the Company’s current operating structure. Amounts in all prior periods have been reclassified to conform to this current presentation. These reclassifications had no impact on total operations and administration expenses previously reported.

The table below shows additional detail of the operations and administration expenses for the Company for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$55,926	$16,226	$72,152	$56,208	$19,683	$75,891
Occupancy	29,601	901	30,502	30,499	886	31,385
Other	9,115	4,569	13,684	10,587	5,556	16,143
Total	$94,642	$21,696	$116,338	$97,294	$26,125	$123,419

Operations and administration expenses decreased $7.1 million, or 5.7%, in the current quarter compared to the prior year quarter. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability.

Operations expenses were $94.6 million in the current quarter, a decrease of $2.7 million, or 2.7%, compared to the prior year quarter. Operations expenses decreased due to the effects of the Reorganization and the sale of the Company’s Mexico-based operations. The decrease in operations expenses was partially offset by $0.3 million of expenses related to the Store and Office Closures in the current quarter.

Administration expenses were $21.7 million in the current quarter, a decrease of $4.4 million, or 17.0%, compared to the prior year quarter. Within administration expenses, personnel expenses decreased $3.5 million, or 17.6%, mainly as a result of a $3.6 million decrease primarily due to the Reorganization, as well as a $0.6 million decrease related to the sale of the Company’s Mexico-based operations, partially offset by $0.7 million in Reorganization expenses in the current quarter. Other expenses decreased $1.0 million, or 17.8%, mostly due to decreased legal and travel expenses as a result of the Reorganization.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses decreased $0.6 million to $14.5 million for the current quarter compared to $15.1 million for the prior year quarter, primarily due to the sale of the Company’s Mexico-based pawn operations in August 2014 and the Store and Office Closures.

	Three Months Ended March 31,
	2015	2014	Change	% Change
Depreciation	$12,885	$13,502	$(617)	(4.6)%
Amortization	1,634	1,641	(7)	(0.4)%
Total	$14,519	$15,143	$(624)	(4.1)%

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Interest expense	$3,644	$10,068	$(6,424)	(63.8)%
Interest income	2	4,764	(4,762)	(100.0)%
Interest expense, net	$3,642	$5,304	$(1,662)	(31.3)%

Interest expense, net of interest income, decreased $1.7 million, or 31.3%, to $3.6 million in the current quarter as compared to $5.3 million in the prior year quarter. The Company’s interest income in the prior year quarter related primarily to the Company’s note receivable from Enova (the “Enova Note Receivable”). The Enova Note Receivable was repaid in full and terminated in May 2014, resulting in a decrease in interest income of $4.8 million in the current quarter from the prior year quarter. In addition, during the current quarter, interest expense decreased $6.4 million, primarily due to the payments made in connection with several of the Company’s debt instruments in 2014. See Note 6 of the consolidated financial statements for additional information regarding the Company’s debt instruments.

Income Taxes

The Company’s effective tax rate was 38.5% in the current quarter as compared to the effective tax rate of 54.1% in the prior year quarter. The tax rate for the prior year quarter was negatively impacted by the allocation of tax, including tax on allocated overhead expenses, between continuing and discontinued operations based on expected full-year results of these entities. For the year ended December 31, 2014, the effective tax rate returned to more traditional levels, excluding other items that impact the effective tax rate calculation.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for the three months ended March 31, 2014. Net income from discontinued operations was $42.5 million for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s continuing cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by continuing operating activities	$39,801	$44,394
Pawn activities	$50,578	$50,251
Consumer loan activities	7,619	4,665
Acquisitions, net of cash acquired	—	(500)
Purchases of property and equipment	(3,580)	(10,828)
Proceeds from note receivable	—	55,332
Other investing	(185)	77
Net cash provided by continuing investing activities	$54,432	$98,997
Net cash used in continuing financing activities	$(27,217)	$(142,674)
Net cash provided by discontinued operations	$—	$7,564
Working capital	$640,686	$780,934
Cash and cash equivalents	$120,058	$20,197
Total debt	$196,470	$630,256
Current ratio	7.0 x	2.5 x
Merchandise turnover	2.3 x	2.5 x
Debt to Adjusted EBITDA ratio(a)	1.8 x	5.4 x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities decreased $4.6 million, or 10.3%, from $44.4 million in the prior year quarter to $39.8 million in the current quarter. The decrease was primarily related to changes in operating assets and liabilities, partially offset by an increase in net income for the current quarter. The change in operating assets and liabilities was primarily due to changes in current and deferred income taxes, mainly due to an increase in taxes paid in the current quarter, offset by an increase in cash from accounts payable and accrued expenses as a result of a payment in the prior year quarter for the 2013 Litigation Settlement with no corresponding payment in the current quarter.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Continuing Investing Activities

Net cash provided by continuing investing activities decreased $44.6 million, or 45.0%, from $99.0 million in the prior year quarter to $54.4 million in the current quarter. The decrease was primarily due to the receipt of $55.3 million in proceeds for the Enova Note Receivable in the prior year quarter with no corresponding amount in the current quarter. This decrease was partially offset by a $3.0 million increase in cash provided by consumer loan activities as a result of decreased consumer loans written.

In addition, expenditures for property and equipment decreased $7.2 million in the current quarter compared to the prior year quarter. Management anticipates that expenditures for property and equipment, excluding acquisitions of stores, for the remainder of 2015 will be between $15 million and $20 million, primarily for the remodeling of stores, facility upgrades and technology infrastructure. The Company has agreed, pursuant to a private letter ruling received from the Internal Revenue Service to dispose of its retained shares of Enova common stock (other than shares retained for delivery under the Company’s long-term incentive plans) within two years following the Enova Spin-off, which will increase cash flows from continuing investing activities when sold.

Cash Flows from Continuing Financing Activities

Net cash flows used in continuing financing activities decreased by $115.5 million, from $142.7 million in the prior year quarter to $27.2 million in the current quarter. The decrease was mainly due to decreased debt payments in the current quarter compared to the prior year quarter of $140.2 million, which primarily consisted of $45.1 million in payments made under the Company’s line of credit and $89.5 million in payments made to redeem the Company’s $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”) in the prior year quarter. This decrease was partially offset by an increase of $24.4 million in cash used for repurchases of shares of the Company’s common stock through open market transactions. See “Share Repurchases” below for additional information related to share repurchase activity.

As of March 31, 2015, the Company had no borrowings outstanding on its Domestic and Multi-currency Line of Credit, and it had $280.0 million of available borrowings. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $640.7 million is sufficient to meet the Company’s anticipated capital requirements for its business. See Note 6 of the consolidated financial statements for additional information regarding the Company’s debt instruments, including the Domestic and Multi-currency Line of Credit.

The Company had standby letters of credit of $9.5 million issued under its $20.0 million standby Letter of Credit Facility as of March 31, 2015.

As of March 31, 2015, the Company believes it was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. With respect to the Company’s $300.0 million aggregate principal amount of 5.75% senior notes due May 15, 2018 issued and sold by the Company on May 15, 2013 (the “2018 Senior Notes”), representatives of a small number of holders of the 2018 Senior Notes, which the Company believes own less than a majority of the aggregate principal amount of the 2018 Senior Notes, have indicated that they believe the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture. These noteholders have taken the position that the Company is in default under the Indenture and that a make-whole premium is payable, in addition to principal and accrued interest. The Company disagrees with the assertion that a default exists under the 2018 Senior Notes Indenture and also disagrees that a make-whole premium would be due in the event of a default because, among other things, the 2018 Senior Notes Indenture provides that upon acceleration of the 2018 Senior Notes due to a default, the repayment remedy is the repayment of principal and accrued interest with no provision for a make-whole premium. The Company believes the position taken by these noteholders is without merit and the Company intends to vigorously defend its position on these issues if formally asserted. This claim could be costly to defend, could be damaging to the Company’s reputation, could be time consuming for management and could affect the Company’s ability to obtain capital in the future. As of March 31, 2015, the Company had ample liquidity and capital resources, including availability under the Company’s Domestic and Multi-Currency Line of Credit, to repay the 2018 Senior Notes regardless of the outcome of this claim.

In the event of a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet its liquidity requirements. Such actions could include the sale of assets, including the Enova shares held by the Company, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). During the current quarter, the Company purchased 1,148,000 shares in open market transactions under the 2015 Authorization for a total investment of $25.3 million, including commissions. In connection with the repurchase of shares under the 2015 Authorization, on March 20, 2015, the Company entered into a Rule 10b5-1 plan under which the Company’s designated broker was authorized to repurchase up to an aggregate of 500,000 shares of the Company’s common stock commencing on April 6, 2015 through May 8, 2015. The Company anticipates that it may utilize a Rule 10b5-1 Plan for the repurchase of additional shares under the 2015 Authorization. Rule 10b5-1 plans allow companies to repurchase shares at times when they would not ordinarily be in the market due to their trading policies or the possession of material nonpublic information. The Company’s decision to repurchase shares under the 2015 Authorization in the future will be based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand its business and pursue strategic objectives.

At March 31, 2015, there were 2,852,000 shares remaining under the 2015 Authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of March 31, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $16.2 million and $12.5 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.2 million and $1.3 million as of March 31, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first three months of 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	608	$20.97	—	4,000,000
February 1 to February 28	750,062	$21.06	726,400	3,273,600
March 1 to March 31	421,600	23.68	421,600	2,852,000
Total	1,172,270	$22.00	1,148,000

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608 and 23,589 for the months of January and February, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 73 shares for the month of February.

(b)	On January 28, 2015, the Board of Directors approved the 2015 Authorization. This repurchase authorization canceled and replaced the 2013 Authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Bylaws of Cash America International, Inc. (the “Company”) effective March 31, 2015	8-K	001-09733	3.1	4/6/2015

4.1	Third Supplemental Indenture dated as of February 26, 2015 by and among the Company, CSH Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee					X

4.2
Agreement of Resignation, Appointment and Acceptance dated March 11, 2015 by and among the Company, Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Savings Fund Society, FSB, as successor trustee for Indenture dated May 15, 2013
						X

10.1
Summary of 2015 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Senior Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan
						X

10.2	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2015	10-K	001-09733	10.46	3/13/2015

10.3	Form of Cash America International, Inc. 2015 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. Long-Term Incentive Plan	8-K	001-09733	10.1	2/3/2015

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 29, 2015 announcing a stock repurchase program	8-K	001-09733	99.2	1/29/2015

99.2	Press Release dated January 29, 2015 announcing a dividend increase	8-K	001-09733	99.3	1/29/2015

99.3	Unaudited pro forma balance sheet of the Company as of September 30, 2014	8-K/A	001-09733	99.1	3/13/2015

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Equity as of March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2015	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Third Amended and Restated Bylaws of Cash America International, Inc. (the “Company”) effective March 31, 2015	8-K	001-09733	3.1	4/6/2015

4.1	Third Supplemental Indenture dated as of February 26, 2015 by and among the Company, CSH Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee					X

4.2
Agreement of Resignation, Appointment and Acceptance dated March 11, 2015 by and among the Company, Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Savings Fund Society, FSB, as successor trustee for Indenture dated May 15, 2013
						X

10.1
Summary of 2015 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Senior Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan
						X

10.2	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2015	10-K	001-09733	10.46	3/13/2015

10.3	Form of Cash America International, Inc. 2015 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. Long-Term Incentive Plan	8-K	001-09733	10.1	2/3/2015

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 29, 2015 announcing a stock repurchase program	8-K	001-09733	99.2	1/29/2015

99.2	Press Release dated January 29, 2015 announcing a dividend increase	8-K	001-09733	99.3	1/29/2015

99.3	Unaudited pro forma balance sheet of the Company as of September 30, 2014	8-K/A	001-09733	99.1	3/13/2015

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Equity as of March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.