Form 10-Q
period 2015-06-30
CASH AMERICA INTERNATIONAL INC
filed 2015-07-30
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
26,587,982 of the Registrants’ common shares, $.10 par value per share, were issued and outstanding as of July 27, 2015.

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

•
the effect of any current or future litigation proceedings, including an unfavorable outcome in an outstanding lawsuit relating to the Company’s 5.75% Senior Notes due 2018 even though the Company believes the lawsuit is without merit and will vigorously defend its position, and any judicial decisions or rule-making that affects the Company, its products or the legality or enforceability of its arbitration agreements;

•	decreased demand for the Company’s products and services and changes in competition;

•	fluctuations in the price of gold and changes in economic conditions;

•	public perception of the Company’s business and the Company’s business practices;

•
risks related to the Company’s financing, such as compliance with financial covenants in the Company’s debt agreements or the Company’s ability to satisfy its outstanding debt obligations, to refinance existing debt obligations or to obtain new capital;

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

•	risks related to the spin-off of the Company’s former online lending business that comprised its e-commerce division, Enova International, Inc.;

•	fluctuations in the price of the Company’s common stock;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).
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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	June 30,		December 31,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$43,986	$113,130	$53,042
Restricted cash	27	60	60
Pawn loans	247,381	263,668	252,168
Merchandise held for disposition, net	203,006	198,919	212,849
Pawn loan fees and service charges receivable	50,317	51,986	53,648
Consumer loans, net	30,393	45,994	44,853
Income taxes receivable	4,084	9	8,881
Prepaid expenses and other assets	25,287	40,207	21,317
Deferred tax assets	—	8,981	—
Investment in equity securities	109,140	—	131,584
Current assets of discontinued operations	—	411,347	—
Total current assets	713,621	1,134,301	778,402
Property and equipment, net	182,051	217,407	201,054
Goodwill	487,569	495,672	487,569
Intangible assets, net	42,562	49,121	45,828
Other assets	9,044	13,116	9,594
Noncurrent assets of discontinued operations	—	270,720	—
Total assets	$1,434,847	$2,180,337	$1,522,447
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$71,586	$69,055	$74,331
Customer deposits	20,350	18,295	17,314
Current deferred tax liabilities	20,366	—	27,820
Current liabilities of discontinued operations	—	62,813	—
Total current liabilities	112,302	150,163	119,465
Deferred tax liabilities	70,323	64,398	72,432
Other liabilities	838	1,161	878
Noncurrent liabilities of discontinued operations	—	542,729	—
Long-term debt	184,450	300,000	196,470
Total liabilities	$367,913	$1,058,451	$389,245
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	80,702	86,184	86,388
Retained earnings	1,037,505	1,082,725	1,030,387
Accumulated other comprehensive income	57,649	7,998	71,959
Treasury shares, at cost (3,678,936 shares, 1,382,602 shares and 1,428,495 shares as of June 30, 2015 and 2014, and as of December 31, 2014, respectively)	(111,946)	(58,045)	(58,556)
Total equity	1,066,934	1,121,886	1,133,202
Total liabilities and equity	$1,434,847	$2,180,337	$1,522,447

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Pawn loan fees and service charges	$76,899	$80,990	$154,212	$161,177
Proceeds from disposition of merchandise	138,703	146,772	310,916	323,227
Consumer loan fees	19,311	23,900	39,630	49,659
Other	1,551	1,946	3,468	4,180
Total Revenue	236,464	253,608	508,226	538,243
Cost of Revenue
Disposed merchandise	98,060	104,510	217,944	229,074
Consumer loan loss provision	4,413	7,849	9,200	15,447
Total Cost of Revenue	102,473	112,359	227,144	244,521
Net Revenue	133,991	141,249	281,082	293,722
Expenses
Operations and administration	113,306	122,711	229,644	246,130
Depreciation and amortization	14,559	15,181	29,078	30,324
Gain on divestitures	(201)	—	(201)	—
Total Expenses	127,664	137,892	258,521	276,454
Income from Operations	6,327	3,357	22,561	17,268
Interest expense	(3,557)	(8,389)	(7,201)	(18,457)
Interest income	5	2,880	7	7,644
Foreign currency transaction (loss) gain	(7)	119	32	117
Loss on early extinguishment of debt	(607)	(15,016)	(607)	(16,562)
Gain on disposition of equity securities	1,099	—	1,225	—
Income (Loss) from Continuing Operations before Income Taxes	3,260	(17,049)	16,017	(9,990)
Provision (benefit) for income taxes	1,189	(5,303)	6,101	(1,481)
Net Income (Loss) from Continuing Operations	2,071	(11,746)	9,916	(8,509)
Net Income from Discontinued Operations, Net of Tax	—	32,717	—	75,217
Net Income Attributable to Cash America International, Inc.	$2,071	$20,971	$9,916	$66,708
Earnings Per Share:
Basic Earnings Per Share
Net Income (Loss) from Continuing Operations	$0.08	$(0.41)	$0.35	$(0.30)
Net Income from Discontinued Operations	$—	$1.14	$—	$2.63
Net Income Attributable to Cash America International, Inc.	$0.08	$0.73	$0.35	$2.33
Diluted Earnings Per Share
Net Income (Loss) from Continuing Operations	$0.08	$(0.41)	$0.35	$(0.30)
Net Income from Discontinued Operations	$—	$1.12	$—	$2.56
Net Income Attributable to Cash America International, Inc.	$0.08	$0.72	$0.35	$2.27
Weighted average common shares outstanding:
Basic	27,326	28,823	28,005	28,616
Diluted	27,508	29,256	28,124	29,365
Dividends declared per common share	$0.050	$0.035	$0.100	$0.070

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Attributable to Cash America International, Inc.	$2,071	$20,971	$9,916	$66,708
Other comprehensive (loss) gain, net of tax:
Marketable equity securities loss(a)	(4,450)	—	(14,310)	—
Foreign currency translation gain(b)	—	2,816	—	3,349
Total other comprehensive (loss) gain, net of tax	$(4,450)	$2,816	$(14,310)	$3,349
Comprehensive (loss) income attributable to Cash America International, Inc.	$(2,379)	$23,787	$(4,394)	$70,057

(a)	Net of tax benefit of $2,456 and $7,851 for the three and six months ended June 30, 2015, respectively.

(b)	Net of tax provision of $1,365 and $1,710 for the three and six months ended June 30, 2014, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423
Shares issued under stock-based plans			(5,652)			130,694	5,652	—
Stock-based compensation expense			3,146					3,146
Reduction in income tax benefit from stock-based compensation			(149)					(149)
Repurchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)
Net income attributable to Cash America International, Inc.				66,708				66,708
Dividends paid				(1,964)				(1,964)
Foreign currency translation gain, net of tax					3,349			3,349
Purchases of treasury shares						(35,479)	(1,360)	(1,360)
Balance as of June 30, 2014	30,235,164	$3,024	$86,184	$1,082,725	$7,998	(1,382,602)	$(58,045)	$1,121,886
Balance as of January 1, 2015	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202
Shares issued under stock-based plans			(5,896)			112,757	4,292	(1,604)
Stock-based compensation expense			3,247					3,247
Income tax benefit from stock-based compensation			256					256
Net income attributable to Cash America International, Inc.				9,916				9,916
Dividends paid				(2,798)				(2,798)
Marketable equity securities loss, net of tax					(14,310)			(14,310)
Purchases of treasury shares			(3,293)			(2,363,198)	(57,682)	(60,975)
Balance as of June 30, 2015	30,235,164	$3,024	$80,702	$1,037,505	$57,649	(3,678,936)	$(111,946)	$1,066,934

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$9,916	$66,708
Less: Net income from discontinued operations, net of tax	—	75,217
Net income from continuing operations	9,916	(8,509)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expenses	29,078	30,324
Amortization of debt discount and issuance costs	1,035	2,146
Consumer loan loss provision	9,200	15,447
Stock-based compensation	3,247	3,146
Deferred income taxes, net	(1,676)	7,457
Excess income tax benefit from stock-based compensation	(256)	—
Non-cash loss on early extinguishment of debt	216	—
Non-cash gain on disposition of equity securities	(1,225)	—
Other	4,128	4,443
Interest income from note receivable	—	(7,629)
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	3,656	4,026
Pawn loan fees and service charges receivable	3,223	1,494
Finance and service charges on consumer loans	535	1,940
Restricted cash	33	7,940
Prepaid expenses and other assets	(5,850)	(3,236)
Accounts payable and accrued expenses	(1,420)	(19,950)
Current and noncurrent income taxes	5,053	9,103
Other operating assets and liabilities	3,082	3,480
Net cash provided by continuing operating activities	61,975	51,622
Net cash provided by discontinued operating activities	—	229,612
Net cash provided by operating activities	61,975	281,234
Cash Flows from Investing Activities
Pawn loans made	(375,817)	(404,091)
Pawn loans repaid	225,833	239,934
Principal recovered through dispositions of forfeited pawn loans	155,952	164,299
Consumer loans made or purchased	(249,770)	(328,013)
Consumer loans repaid	254,061	319,727
Acquisitions, net of cash acquired	—	(1,204)
Purchases of property and equipment	(6,883)	(22,631)
Proceeds from disposition of marketable equity securities	351	—
Proceeds from note receivable	—	425,780
Dividends received	—	122,384
Other investing activities	1,215	86
Net cash provided by continuing investing activities	4,942	516,271
Net cash used in discontinued investing activities	—	(131,233)
Net cash provided by investing activities	4,942	385,038
Cash Flows from Financing Activities
Net payments under bank lines of credit	—	(193,717)
Debt issuance costs paid	(4)	(303)
Payments on/repurchases of notes payable	(12,411)	(276,920)
Excess income tax benefit from stock-based compensation	256	—
Treasury shares purchased	(57,682)	(1,360)
Accelerated share repurchases forward contact	(3,293)	—
Dividends paid	(2,798)	(1,964)
Net cash used in continuing financing activities	(75,932)	(474,264)
Net cash used in discontinued financing activities	—	(70,677)
Net cash used in financing activities	(75,932)	(544,941)
Effect of exchange rates on cash	(41)	4,356
Net (decrease) increase in cash and cash equivalents	(9,056)	125,687
Less: increase in cash and cash equivalents from discontinued operations	—	(32,305)
Change in cash and cash equivalents from continuing operations	(9,056)	93,382
Cash and cash equivalents at beginning of year	53,042	19,748
Cash and cash equivalents at end of period	$43,986	$113,130

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions other than those related to Enova International, Inc. (“Enova”), which previously comprised the Company’s e-commerce segment (as discussed further below), have been eliminated in consolidation. Upon completion of the distribution of approximately 80% of the outstanding shares of Enova common stock to the Company’s shareholders on November 13, 2014 (“Enova Spin-off”), the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014. Intercompany accounts and transactions related to Enova are presented separately between the Company’s continuing and discontinued operations. These accounts and transactions were previously eliminated in the Company’s consolidated financial statements. This presentation detail is included in the financial statements due to the significance of these accounts and transactions. The specific elements are reflected in “Interest income,” “Interest income from note receivable,” “Proceeds from note receivable” and “Dividends received” in the Company’s consolidated financial statements. These reclassifications had no impact on consolidated results previously reported. See Note 2 for further discussion of discontinued operations.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Quarterly Report on Form 10-Q refers to the Company’s continuing operations and results from continuing operations.

The financial statements presented as of June 30, 2015 and 2014 and for the three- and six-month periods ended June 30, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The consolidated balance sheet data as of December 31, 2014 included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has one reportable operating segment, which consists of the Company’s operations. The Company’s primary line of business is pawn lending. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. Another component of the Company’s business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. The Company also offers check cashing services through its franchised check cashing centers and some Company-owned lending locations, in addition to offering debit cards, which are issued and serviced by a third party, through some of its Company-owned lending locations. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance. Because the Company has only one reportable segment, all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company’s reporting unit that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value for the Company’s reporting unit exceeded its carrying value, and, as a result, no impairment was indicated at that date. Therefore, the Company was not required to compare the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of a goodwill impairment. As of June 30, 2015, the excess fair value over the carrying value was 9% and represented an increase from 3% as of December 31, 2014, which was shortly after the Enova Spin-off in November 2014. A change in calculation assumptions, such as an increase in the weighted-average cost of capital, would cause the carrying value of the reporting unit to exceed its fair value as of June 30, 2015, which would have resulted in an impairment loss. If all assumptions were held constant, a one percentage point increase in the weighted average cost of capital would have decreased the estimated fair value of the reporting unit to approximately $28.9 million below the carrying value, which would have required the Company to perform additional analysis in accordance with ASC 350 to determine if an impairment existed and could have resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers market capitalization, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock. The Company compares the market capitalization to its carrying value of equity. As of June 30, 2015, the Company’s market capitalization was observed to be lower than the carrying value of equity, although the market capitalization had increased since the Company’s goodwill assessment as of December 31, 2014, which was shortly after the Enova Spin-off in November 2014. The Company believes the observable market value at June 30, 2015 is not a reliable indicator of the Company’s fair value due to the Enova Spin-off, the continued transition of a significant number of investors due to the magnitude of the Enova Spin-off, and the disruption of the Company’s share price following that event. Management believes this disruption is temporary but acknowledges the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

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

The Company also performed its annual indefinite-lived intangible asset impairment test as of June 30, 2015. The Company’s indefinite-lived intangible assets consist of trademarks, trade names and licenses and had a carrying amount of $15.0 million as of June 30, 2015. The Company elected to perform a qualitative assessment in

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

accordance with Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required.

Accounting Standards to be Adopted in Future Periods

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which defines specific criteria that entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related fees. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 by one year. For public business entities, ASU 2014-09 will now be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted at, but not before, the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09 either retrospectively or through an alternative transition model. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

2. Discontinued Operations

On November 13, 2014, the Company completed the Enova Spin-off by distributing net assets of $79.6 million through a distribution of Enova common shares to the Company’s shareholders. The Enova Spin-off was part of the Company’s strategy to focus on its core pawn operations business, and consequently, the net assets,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

operating results, and cash flows of the Company’s previously-held Enova business are presented separately as discontinued operations for the three and six months ended June 30, 2014 and as of June 30, 2014.

Enova is now a stand-alone public company that separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Enova included within discontinued operations for the Company may not be indicative of actual financial results of Enova as a stand-alone company.

The carrying amounts of the major classes of the assets and liabilities for the discontinued operations as of June 30, 2014 are shown below (dollars in thousands):

As of
June 30, 2014
Assets
Cash and cash equivalents	$79,785
Consumer loans, net	291,967
Other receivables and prepaid expenses	13,797
Current and deferred tax assets	25,798
Current assets of discontinued operations	411,347
Property and equipment, net	38,000
Goodwill	210,365
Other non-current assets	22,355
Non-current assets of discontinued operations	270,720
Total assets of discontinued operations	$682,067
Liabilities
Accounts payable and accrued expenses	$51,362
Note payable to Cash America International, Inc.	11,451
Current liabilities of discontinued operations	62,813
Deferred tax liabilities	48,759
Other liabilities	107
Long-term debt	493,863
Non-current liabilities of discontinued operations	542,729
Total liabilities of discontinued operations	$605,542

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Summarized income statements for the discontinued operations for the three and six months ended June 30, 2014 are shown below (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Total Revenue	$201,482	$409,947
Total Cost of Revenue	66,840	132,742
Net Revenue	134,642	277,205
Expenses
Operations and administration	72,264	140,431
Depreciation and amortization	4,316	8,434
Total Expenses	76,580	148,865
Income from Operations	58,062	128,340
Interest expense, net	(7,311)	(12,065)
Foreign currency transaction loss	(298)	(397)
Income before Income Taxes	50,453	115,878
Provision for income taxes	17,736	40,661
Net Income from Discontinued Operations	$32,717	$75,217
Diluted Income per Share from Discontinued Operations	$1.12	$2.56

The following table sets forth the supplemental cash flow information for the discontinued operations for the six months ended June 30, 2014 (dollars in thousands):

Six Months Ended
June 30, 2014
Significant non-cash investing items
Consumer loans renewed	$189,608

3. Credit Quality Information on Pawn Loans

In its pawn loan portfolio, the Company monitors the type and adequacy of collateral compared to historical forfeiture rates, average loan amounts and gross profit margins, among other factors. If a pawn loan defaults, the Company relies on the disposition of forfeited merchandise to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the carrying value of the merchandise. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of “Pawn loans” in the consolidated balance sheets includes delinquent loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of June 30, 2015 and 2014 and December 31, 2014, the Company had current pawn loans outstanding of $239.2 million, $254.2 million and $244.1 million, respectively, and delinquent pawn loans outstanding of $8.2 million, $9.5 million and $8.0 million, respectively.

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

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including earned fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for estimated losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the Company’s credit services organization and credit access business programs (“CSO programs”) is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Increases or decreases in the allowance and the liability for estimated losses are reduced by charge-offs and increased by recoveries and recorded as “Consumer loan loss provision” in the consolidated statements of income.

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
The Company fully reserves or charges off consumer loans once the loan has been classified as delinquent for 60 days. If a loan is estimated to be uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance, including the sale of delinquent loans to unaffiliated third parties, are credited to the allowance when collected or when sold to a third party.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of June 30, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of	As of	As of
	June 30, 2015	June 30, 2014	December 31, 2014
Short-term loans
Current loans	$25,573	$37,131	$38,492
Delinquent loans	3,519	5,613	4,462
Total consumer loans, gross	29,092	42,744	42,954
Less: allowance for losses	(2,106)	(3,431)	(2,736)
Consumer loans, net	$26,986	$39,313	$40,218

Installment loans
Current loans	$2,334	$4,786	$3,486
Delinquent loans	2,500	2,857	2,575
Total consumer loans, gross	4,834	7,643	6,061
Less: allowance for losses	(1,427)	(962)	(1,426)
Consumer loans, net	$3,407	$6,681	$4,635

Total consumer loans
Current loans	$27,907	$41,917	$41,978
Delinquent loans	6,019	8,470	7,037
Total consumer loans, gross	33,926	50,387	49,015
Less: allowance for losses	(3,533)	(4,393)	(4,162)
Consumer loans, net	$30,393	$45,994	$44,853

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Short-term loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,034	$2,593	$2,736	$3,960
Consumer loan loss provision	1,767	5,780	5,073	11,229
Charge-offs	(4,406)	(5,966)	(10,121)	(14,286)
Recoveries	2,711	1,024	4,418	2,528
Balance at end of period	$2,106	$3,431	$2,106	$3,431
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$215	$268	$402	$272
Consumer loan loss provision	(56)	172	(243)	168
Balance at end of period	$159	$440	$159	$440

Installment loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,191	$836	$1,426	$951
Consumer loan loss provision	1,965	1,731	3,265	3,653
Charge-offs	(2,007)	(2,104)	(3,914)	(4,711)
Recoveries	278	499	650	1,069
Balance at end of period	$1,427	$962	$1,427	$962
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,026	$989	$658	$758
Consumer loan loss provision	737	166	1,105	397
Balance at end of period	$1,763	$1,155	$1,763	$1,155

Total consumer loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$3,225	$3,429	$4,162	$4,911
Consumer loan loss provision	3,732	7,511	8,338	14,882
Charge-offs	(6,413)	(8,070)	(14,035)	(18,997)
Recoveries	2,989	1,523	5,068	3,597
Balance at end of period	$3,533	$4,393	$3,533	$4,393
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,241	$1,257	$1,060	$1,030
Consumer loan loss provision	681	338	862	565
Balance at end of period	$1,922	$1,595	$1,922	$1,595

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of June 30, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $12.9 million, $12.5 million and $9.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.9 million, $1.6 million and $1.1 million, as of June 30, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

5. Investment in Enova

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company has agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans (the “LTIPs”) as described below) no later than two years after the date of the Enova Spin-off. Of the 6,521,463 shares owned at June 30, 2015, the Company has allocated 556,990 of its retained shares for delivery under the LTIPs that existed prior to the Enova Spin-off, making the Company’s residual ownership in Enova approximately 18 percent of the outstanding Enova common stock as of June 30, 2015. See table below for additional information.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s LTIPs as described below) are classified as “available-for-sale securities” in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company does not account for its investment in Enova common stock under the equity method for the following reasons. The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders as it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. In addition, the Company has agreed to divest its ownership in Enova within two years following the Enova Spin-off. While the Company’s Chief Executive Officer serves as one of seven members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have voting power with respect to the shares of Enova that it owns. The Company also does not have any material business relationships with Enova.

The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested restricted stock units (“RSUs”), vested deferred RSUs, and unvested deferred RSUs that were granted by the Company under the LTIPs to certain of its officers, directors and employees, as well as shares that are deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of common stock of the Company (“Director Deferred Shares”), if such equity awards and Director Deferred Shares were outstanding under the LTIPs on the date of the Enova Spin-off.

Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the LTIPs and/or the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting or deferral terms that are applicable to the RSU awards or Director Deferred Shares. In the event the award does not vest, the Enova shares will be retained by the Company and sold.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

As of June 30, 2015, the Company’s cost basis in its investment in Enova common stock was approximately $20.0 million, and an unrealized gain of approximately $89.1 million was included in “Accumulated other comprehensive income.” For the three and six months ended June 30, 2015, the Company recognized a gain of approximately $1.1 million and $1.2 million, respectively, for the disposition of Enova common stock as a result of the issuance of shares under LTIP agreements. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets. Activity during the six months ended June 30, 2015 for the Enova shares retained by the Company is shown below (shares in ones):

	Enova Shares Attributed to the Company (a)	Potential Enova Shares to be Delivered Under the LTIPs	Total Enova Shares Held by the Company
Enova shares at December 31, 2014	5,911,840	685,087	6,596,927
Forfeitures (b)	47,014	(47,014)	—
Shares delivered under the LTIPs	—	(56,925)	(56,925)
Shares withheld for taxes (b)	5,619	(24,158)	(18,539)
Shares held as of June 30, 2015	5,964,473	556,990	6,521,463
% ownership of Enova as of June 30, 2015	18.07%	1.69%	19.76%

(a) Does not include shares retained for delivery under the LTIPs.
(b) Shares initially allocated to satisfy future RSU award issuances under the LTIPs that were forfeited prior to vesting or were withheld for taxes are attributed to the Company and are to be disposed of by the Company. For shares withheld for taxes during the six months ended June 30, 2015, 18,539 shares were sold on the open market, and 5,619 shares remain to be sold.

6. Long-term Debt

The Company had outstanding long-term debt balances of $184.5 million, $300.0 million, and $196.5 million as of June 30, 2015 and 2014 and December 31, 2014, which consisted entirely of outstanding balances on the Company’s $300.0 million in aggregate principal amount of 5.75% senior notes due 2018 (the “2018 Senior Notes”).

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

Interest on the Domestic and Multi-currency Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line of Credit ranging from 0.25% to 0.50% (0.25% as of June 30, 2015) based on the Company’s cash flow leverage ratios.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company had no borrowings outstanding under the Domestic and Multi-currency Line of Credit as of June 30, 2015 and 2014 and December 31, 2014. The Company may routinely refinance its borrowings pursuant to the terms of its Domestic and Multi-currency Line of Credit. Therefore, these borrowings would be considered part of the applicable line of credit and as long-term debt.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $9.5 million under its Letter of Credit Facility as of June 30, 2015.

$300.0 million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of the 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year. The 2018 Senior Notes will mature on May 15, 2018, and there are no scheduled payments of principal due before the maturity date. The 2018 Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. As required by a registration rights agreement that the Company entered into with the initial purchasers when the 2018 Senior Notes were issued, the Company completed an exchange offer with respect to the 2018 Senior Notes in January 2014. All of the unregistered 2018 Senior Notes have been exchanged for identical new notes registered under the Securities Act.

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of June 30, 2015, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of June 30, 2015, the Guarantors represent all of the subsidiaries of the Company, and all of the Guarantors were 100% owned by the Company. The domestic Guarantors under the 2018 Senior Notes are also guarantors under the Credit Agreement. The Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

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

As of June 30, 2015, the outstanding balance of the 2018 Senior Notes was $184.5 million, compared to $300.0 million as of June 30, 2014. For the three months ended June 30, 2015, the Company repurchased $12.0 million principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $0.6 million, which

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

consisted of $0.4 million in premium paid and $0.2 million in expense for the write-off of deferred loan costs. The loss is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Domestic and Multi-currency Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of June 30, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.

On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the 2018 Senior Notes Indenture that governs the 2018 Senior Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Domestic and Multi-currency Line of Credit, which had $280.0 million in availability and was undrawn as of June 30, 2015. As of June 30, 2015, the Company had no outstanding indebtedness other than the $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding.

7. Equity

Accelerated Share Repurchase Program

On January 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). During the six months ended June 30, 2015, the Company purchased 2,332,230 shares under the 2015 Authorization for a total investment of $57.0 million, including commissions. This included the purchase of 1,648,000 shares in open market transactions, in addition to 684,230 shares under an accelerated share repurchase (“ASR”) agreement.
In May 2015, the Company entered into an ASR agreement with a financial institution. Under the ASR agreement, the Company paid $22.0 million in cash to the financial institution on May 14, 2015 and received an initial delivery of 684,230 shares that were valued at $18.7 million, based on the then-current market price of the Company’s stock. The payment to the financial institution was recorded as two separate transactions: an initial treasury stock transaction and a forward contract indexed to the Company’s common stock. The initial treasury stock transaction was recorded as an $18.7 million increase in treasury shares. The ASR forward contract was recorded as a $3.3 million decrease to additional paid-in capital and reflects the estimated value of stock to be delivered upon final settlement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.
Final settlement of the ASR agreement is expected to take place in the third quarter of 2015. The number of shares of the Company’s common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based on the average daily volume weighted average price, less an agreed upon discount, of the Company’s common stock during the duration of the ASR agreement. The terms of the ASR agreement are subject to change if the Company were to enter into or announce certain types of transactions. If

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

the Company is obligated to make an adjustment payment to the financial institution upon settlement of the ASR agreement, the Company may elect to satisfy its obligation in cash or in shares of the Company’s common stock.
Accumulated Other Comprehensive Income
The reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$—	$62,099	$62,099	$—	$71,959	$71,959
Other comprehensive loss before reclassifications	—	(3,741)	(3,741)	—	(13,520)	(13,520)
Amounts reclassified from AOCI (a)	—	(709)	(709)	—	(790)	(790)
Net change in AOCI	—	(4,450)	(4,450)	—	(14,310)	(14,310)
Balance at the end of period	$—	$57,649	$57,649	$—	$57,649	$57,649

(a) Includes a $1,099 and $1,225 impact of AOCI reclassification into “Gain on disposition of equity securities” for net gain on available-for
-sale securities for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, the tax impact of this reclassification was $390 and $435, respectively.

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Foreign currency translation gain, net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$5,182	$—	$5,182	$4,649	$—	$4,649
Other comprehensive income before reclassifications	2,816	—	2,816	3,349	—	3,349
Net change in AOCI	2,816	—	2,816	3,349	—	3,349
Balance at the end of period	$7,998	$—	$7,998	$7,998	$—	$7,998

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and six months ended June 30, 2015 and 2014 (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income (Loss) from Continuing Operations	$2,071	$(11,746)	$9,916	$(8,509)
Net Income from Discontinued Operations	—	32,717	—	75,217
Net Income attributable to Cash America International, Inc.	$2,071	$20,971	$9,916	$66,708
Denominator:
Total weighted average basic shares (a)	27,326	28,823	28,005	28,616
Shares applicable to stock-based compensation	182	87	119	61
Convertible debt (b)	—	346	—	688
Total weighted average diluted shares (c)	27,508	29,256	28,124	29,365
Net Income (Loss) from Continuing Operations - basic	$0.08	$(0.41)	$0.35	$(0.30)
Net Income from Discontinued Operations - basic	—	1.14	—	2.63
Net Income Attributable to Cash America International, Inc. - basic	$0.08	$0.73	$0.35	$2.33
Net Income (Loss) from Continuing Operations - diluted	$0.08	$(0.41)	$0.35	$(0.30)
Net Income from Discontinued Operations - diluted	—	1.12	—	2.56
Net Income Attributable to Cash America International, Inc. - diluted (d)	$0.08	$0.72	$0.35	$2.27

(a)
Includes vested and deferred RSUs of 299 and 309, as well as Director Deferred Shares of 32 for both the three months ended June 30, 2015 and 2014, respectively, and included vested and deferred RSUs of 302 and 309, as well as Director Deferred Shares of 32 for both the six months ended June 30, 2015 and 2014, respectively.

(b)
On May 15, 2014, the Company called its outstanding 5.25% Convertible Senior Notes due May 15, 2029 that were issued and sold by the Company on May 19, 2009 (the “2029 Convertible Notes”), and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company’s common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread, not the shares related to the principal payment, were included in weighted average diluted shares because the Company intended to pay the principal portion of the notes in cash.

(c)
Excludes 117 and 7 anti-dilutive shares for the three months ended June 30, 2015 and 2014, respectively, and excludes 239 and 13 anti-dilutive shares for the six months ended June 30, 2015 and 2014, respectively. Anti-dilutive shares for the three and six months ended June 30, 2015 includes certain shares applicable to stock-based compensation and potential shares to be delivered to the Company upon settlement of the ASR agreement. When a net loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the dilutive per-share computation.

(d)	Earnings per share amounts included in this information may not sum due to rounding differences.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain non-cash activities for the Company’s continuing operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$153,267	$161,201
Pawn loans renewed	$103,789	$128,590
Fair value of common shares issued for conversion of convertible debt	$—	$31,727

10. Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$11,576	$11,090	$486	$—
Investment in equity securities	109,140	—	109,140	—
Total	$120,716	$11,090	$109,626	$—
	June 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$14,826	$14,826	$—	$—
Total	$14,826	$14,826	$—	$—
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$12,838	$12,259	$579	$—
Investment in equity securities	131,584	—	131,584	—
Total	$144,422	$12,259	$132,163	$—

Nonqualified Savings Plan-related assets and Deferred Director Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As of June 30, 2015, as a result of the Enova Spin-off, the portion of the Deferred Director Shares measured at fair value represented shares of Enova common stock. As of June 30, 2015, the Company’s investment in equity securities represents the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 5. The equity securities representing Enova stock, both those included in Deferred Director Shares and investment in equity securities in the table above, are classified as Level 2, as they were not yet registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices. The Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares.

During the six months ended June 30, 2015 and 2014, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,986	$43,986	$43,986	$—	$—
Restricted cash	27	27	27	—	—
Pawn loans	247,381	247,381	—	—	247,381
Short-term loans, net	26,986	26,986	—	—	26,986
Installment loans, net	3,407	3,407	—	—	3,407
Pawn loan fees and service charges receivable	50,317	50,317	—	—	50,317
Total	$372,104	$372,104	$44,013	$—	$328,091
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,922	$1,922	$—	$—	$1,922
Senior unsecured notes	184,450	186,756	—	186,756	—
Total	$186,372	$188,678	$—	$186,756	$1,922

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$113,130	$113,130	$113,130	$—	$—
Restricted cash	60	60	60	—	—
Pawn loans	263,668	263,668	—	—	263,668
Short-term loans, net	39,313	39,313	—	—	39,313
Installment loans, net	6,681	6,681	—	—	6,681
Pawn loan fees and service charges receivable	51,986	51,986	—	—	51,986
Total	$474,838	$474,838	$113,190	$—	$361,648
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,595	$1,595	$—	$—	$1,595
Senior unsecured notes	300,000	307,500	—	307,500	—
Total	$301,595	$309,095	$—	$307,500	$1,595

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,042	$53,042	$53,042	$—	$—
Restricted cash	60	60	60	—	—
Pawn loans	252,168	252,168	—	—	252,168
Short-term loans, net	40,218	40,218	—	—	40,218
Installment loans, net	4,635	4,635	—	—	4,635
Pawn loan fees and service charges receivable	53,648	53,648	—	—	53,648
Total	$403,771	$403,771	$53,102	$—	$350,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,060	$1,060	$—	$—	$1,060
Senior unsecured notes	196,470	203,346	—	203,346	—
Total	$197,530	$204,406	$—	$203,346	$1,060
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

Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable is accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. The Company uses historical performance data to determine the collectability of pawn loan fees and service charges receivable. Additionally, pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Therefore, the carrying value approximates the fair value.

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of June 30, 2015, the 2018 Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Reorganization Expenses

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”). The Reorganization continued through the first quarter of 2015. In connection with the Reorganization, the Company recognized aggregate expenses of $8.4 million for severance and other employee-related costs, of which $0.9 million was recognized as expense during the six months ended June 30, 2015 and is included in “Operations and administration” in the consolidated statements of income. As of June 30, 2015, the Company had made payments of approximately $7.0 million for the Reorganization and had accrued approximately $1.4 million for future payments. Accrued amounts for the Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of financial condition, results of operations, liquidity, capital resources and certain factors that may affect future results of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part 1—Item 1 of this Quarterly Report on Form 10-Q, as well as with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

GENERAL

The Company provides specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment through which it offers all of its products and services, which are described below.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to the pawn lending operations, the Company also disposes of collateral from forfeited pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company previously offered pawn loans in Mexico, but the Company sold its Mexico-based pawn operations in August 2014. Pawn-related net revenue accounted for 87.7% and 88.0% of consolidated net revenue for the three and six months ended June 30, 2015, respectively.

Consumer Loan Activities

    Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan net revenue accounted for 11.1% and 10.8% of consolidated net revenue for the three and six months ended June 30, 2015, respectively.

     Short-term consumer loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs”), as further described below. Installment consumer loans are longer-term, multi-payment loans that require the pay-down of the outstanding principal balance in multiple installments and include both unsecured loans and loans secured by a customer’s vehicle. Installment loans can either be written by the Company or by a third-party lender through the CSO programs.

Through the Company’s CSO programs, the Company provides services and receives fees related to a third-party lender’s consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders (“CSO loans”). In addition, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets. In the event that the customer defaults on a CSO loan, the Company purchases the specific loan, and the outstanding loan balance and related allowance for estimated losses is then included in “Consumer loans, net” in the Company’s consolidated financial statements.

Check Cashing and Other Financial Services

Another small component of the Company's business includes the offering of check cashing services through its franchised check cashing centers and some Company-owned lending locations, in addition to offering debit cards, which are issued and serviced by a third party, in some of its lending locations. In July 2015, the Company ceased offering certain ancillary products and services including money orders, wire transfers and auto insurance. Net revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated net revenue for both the three and six months ended June 30, 2015.

Enova Spin-off

On November 13, 2014, the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders (the “Enova Spin-off”). Enova previously comprised the Company’s e-commerce segment. Upon completion of the Enova Spin-off, the Company reclassified the financial results of Enova to discontinued operations in the Company’s consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Quarterly Report on Form 10-Q refers to the Company’s continuing operations and results from continuing operations.

Locations

The following table sets forth the number of locations through which the Company offered pawn lending, consumer lending, and other services and franchised locations offering check cashing services as of June 30, 2015 and 2014. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s domestic pawn and consumer lending locations operated in 20 and 22 states in the United States as of June 30, 2015 and 2014, respectively. As of both June 30, 2015 and 2014, the franchised check cashing centers operated in 12 states.

In the twelve months ended June 30, 2015, the Company closed or sold 90 locations. Consistent with the Company’s strategy to deemphasize its consumer lending activities, 28 of the locations closed or sold were locations that offered consumer loans as their primary product. The Company also exited the non-strategic markets of Mexico and Colorado, selling 47 and five locations, respectively. In addition, the Company closed or sold 10 domestic pawn-lending-only locations. The Company also eliminated the consumer loan product in 303 of its pawn lending locations over the twelve months ended June 30, 2015. For the six months ended June 30, 2015, the Company closed or sold 33 locations, of which 27 offered consumer loans as their primary product.

	As of June 30,
	2015	2014
Company-operated locations offering:
Pawn lending only	549	303
Both pawn and consumer lending	255	576
Consumer lending only	22	37
Total Company-operated locations	826	916
Franchised check cashing	78	88
Total	904	1,004

Recent Developments

Store and Office Closures

    In the first six months of 2015, the Company closed 22 store locations, mostly due to the Company’s continued de-emphasis of its consumer lending activities and efforts to eliminate less profitable lending locations, and the Company also closed certain regional office locations in order to create administrative expense efficiencies (collectively, the “Store and Office Closures”). In connection with the Store and Office Closures, the Company incurred $1.7 million of expenses, of which $1.1 million are included in “Operations and administration expenses” and $0.6 million are included in “Depreciation and amortization expenses” in the consolidated statement of income for the six months ended June 30, 2015. For the three months ended June 30, 2015, the Company incurred $1.1 million of expenses, of which $0.7 million are included in “Operations and administration expenses” and $0.4 million are included in “Depreciation and amortization expenses” in the consolidated statement of income.

Expansion of Military Lending Act Rules

In July 2015, the Department of Defense published a finalized set of new rules under the Military Lending Act. The Military Lending Act (and rules previously adopted thereunder) has previously restricted the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rule expands the scope of the credit products covered by the Military Lending Act to include certain non-purchase money loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Because none of the Company’s pawn loans or secured or unsecured installment loans have a military annual percentage rate of 36% or less, once the new rule takes effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents. As to the Company’s pawn loan and longer-term credit products, the new rule is scheduled to become effective on October 3, 2016. Although compliance with the new rule could be complex and increase compliance costs, even if the new rule restricts the Company from making any of its credit products available to members of the military or their dependents, the Company does not expect the new rule to have a material adverse impact on the Company’s financial condition or operating results once it goes into effect. See “Part II. Item 1A. Risk Factors—The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption” for additional information regarding the expanded rules under the Military Lending Act.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company’s reporting unit that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value for the Company’s reporting unit exceeded its carrying value, and, as a result, no impairment was indicated at that date. Therefore, the Company was not required to compare the fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of a goodwill impairment. As of June 30, 2015, the excess fair value over the carrying value was 9% and represented an increase compared to 3% as of December 31, 2014, which was shortly after the Enova Spin-off in November 2014. A change in calculation assumptions, such as an increase in the weighted-average cost of capital, would cause the carrying value of the reporting unit to exceed its fair value as of June 30, 2015, which would have resulted in an impairment loss. If all assumptions were held constant, a one percentage point increase in the weighted average cost of capital would have decreased the estimated fair value of the reporting unit to approximately $28.9 million below the carrying value, which would have required the Company to perform additional analysis in accordance with ASC 350 to determine if an impairment existed and could have resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers market capitalization, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock. The Company compares the market capitalization to its carrying value of equity. As of June 30, 2015, the Company’s market capitalization was observed to be lower than the carrying value of equity, although the market capitalization had increased since the Company’s goodwill assessment as of December 31, 2014, which was shortly after the Enova Spin-off in November 2014. The Company believes the observable market value at June 30, 2015 is not a reliable indicator of the Company’s fair value due to the Enova Spin-off, the continued transition of a significant number of investors due to the magnitude of the Enova Spin-off, and the disruption of the Company’s share price following that event. Management believes this disruption is temporary but acknowledges the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

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

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2015. The Company’s indefinite-lived intangible assets consist of trademarks, trade names, and licenses and had a carrying amount of $15.0 million as of June 30, 2015. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required.

RECENT ACCOUNTING PRONOUCEMENTS

See “Item 1. Financial Statements—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended June 30, 2015 (the “current quarter”) compared to the three months ended June 30, 2014 (the “prior year quarter”) are summarized below. The prior year quarter includes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014.

•
Total revenue was $236.5 million for the current quarter, representing a decrease of $17.1 million, or 6.8%, compared to the prior year quarter. Net revenue decreased $7.3 million, or 5.1%, to $134.0 million for the current quarter compared to the prior year quarter.

•
Income from operations was $6.3 million for the current quarter, representing an increase of $3.0 million, or 88.5%, compared to the prior year quarter, primarily due to a 58% increase in domestic income from operations as a result of a decrease in operating and administration expenses. In addition, income from operations for the prior year quarter included a loss from the Company’s Mexico-based pawn operations.

•
Net income from continuing operations was $2.1 million in the current quarter compared to a loss of $11.7 million in the prior year quarter. Diluted net income per share from continuing operations was $0.08 in the current quarter compared to diluted net loss per share of $0.41 in the prior year quarter. Net income and net income per share from continuing operations were affected by certain income and expense items in the current quarter and prior year quarter. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

OVERVIEW
Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following table shows the components of net revenue for the Company’s domestic operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014(a)		2015		2014(a)
Domestic operations	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$76,899	57.4%	$78,911	57.1%	$154,212	54.9%	$157,378	54.7%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	40,643	30.3%	41,270	29.9%	92,972	33.1%	92,182	32.0%
Pawn-related net revenue	$117,542	87.7%	$120,181	87.0%	$247,184	88.0%	$249,560	86.7%
Consumer loan fees, net of loss provision	14,898	11.1%	16,051	11.6%	30,430	10.8%	34,212	11.9%
Other revenue	1,551	1.2%	1,901	1.4%	3,468	1.2%	4,050	1.4%
Net revenue	$133,991	100.0%	$138,133	100.0%	$281,082	100.0%	$287,822	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three and six months ended June 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $2,079 and $3,799, proceeds from disposition of merchandise, net of cost of disposed merchandise, of $992 and $1,971, pawn-related net revenue of $3,071 and $5,770, other revenue of $45 and $130 and net revenue of $3,116 and $5,900, respectively.

For the current quarter, consolidated net revenue decreased $7.3 million, or 5.1%, compared to the prior year quarter. Excluding the Company’s Mexico-based pawn operations that were sold in August 2014, domestic net revenue decreased $4.1 million, or 3.0%, to $134.0 million from $138.1 million for the prior year quarter. Domestic pawn-related net revenue decreased $2.6 million, or 2.2%, to $117.5 million during the current quarter from the prior year quarter, primarily due to lower pawn loan fees and services charges as a result of lower average pawn loan balances, as well as lower gross profit on commercial sales of gold and diamonds, partially offset by higher gross profit on retail sales. Consumer loan net revenue decreased $1.2 million, or 7.2%, to $14.9 million during the current quarter, primarily due to the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. Same-store net revenue for domestic locations decreased 1.2% for the current quarter compared to the prior year quarter. Excluding gross profit on commercial sales, same-store net revenue for domestic locations increased 0.3% for the current quarter compared to the prior year quarter.

For the six months ended June 30, 2015 (the “current six-month period”), consolidated net revenue decreased $12.6 million, or 4.3%, compared to the same period in 2014 (the “prior year six-month period”). Excluding the Company’s Mexico-based pawn operations, domestic net revenue decreased $6.7 million, or 2.3%, to $281.1 million from $287.8 million for the prior year six-month period. Domestic pawn-related net revenue decreased $2.4 million, or 1.0%, to $247.2 million during the current six-month period from the prior year six-month period, primarily due to lower pawn loan fees and service charges as a result of lower average pawn loan balances, as well as lower gross profit on retail sales, partially offset by higher gross profit on commercial sales of gold and diamonds. Consumer loan net revenue decreased $3.8 million, or 11.1%, to $30.4 million during the current six-month period, primarily due to the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations.

Non-GAAP Disclosure
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the Company has provided certain historical non-GAAP measures in the tables below, including (i) adjusted net income from continuing operations, adjusted diluted net income per share from continuing operations, adjusted earnings from continuing operations and adjusted earnings per share from continuing operations (collectively, the “Adjusted Earnings Measures”), and (ii) adjusted EBITDA, which the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, gain on disposition of equity securities and provision or benefit for income taxes.

Management believes that the presentation of these measures provides users of the financial statements with greater transparency and facilitates a more meaningful comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods. In addition, management believes this information provides a more in-depth and complete view of the Company’s financial performance, competitive position and prospects for the future and may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Management also believes that non-GAAP measures, including the Adjusted Earnings Measures and adjusted EBITDA, are frequently used by investors to analyze operating performance, evaluate the Company’s ability to incur and service debt and its capacity for making capital investments, and to help assess the Company’s estimated enterprise value.

For adjusted earnings from continuing operations and adjusted earnings per share from continuing operations, management excludes intangible asset amortization, non-cash equity-based compensation, convertible debt non-cash interest and issuance cost amortization, and foreign currency transaction gains or losses. In addition, management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to investors in order to allow them to compare the Company’s financial results for the current quarter with the prior year quarter without the effect of the below items, which management believes are less frequent in nature:

•
the expenses related to the Company’s reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”);

•	the gain on disposition of equity securities;

•	the gain or loss on significant divestitures;

•	the loss on early extinguishment of debt;

•	the charges related to the closure of 36 locations in Texas in 2013 that offered consumer loans as their primary source of revenue (the “Texas Consumer Loan Store Closures”);

•	the adjustments for a penalty paid to the CFPB in connection with the issuance of a consent order by the CFPB in November 2013 (the “Regulatory Penalty”);

•	charges related to a significant litigation settlement in 2013 (the “2013 Litigation Settlement”);

•
an adjustment made in 2013 (the “Ohio Adjustment for the Ohio Reimbursement Program”) to decrease the Company’s remaining liability following an assessment of the claims made under a voluntary program initiated in 2012 to reimburse Ohio customers in connection with certain legal collections proceedings initiated by the Company in Ohio; and

•
a recognized income tax benefit related to a tax deduction included on the Company’s 2013 federal income tax return for its tax basis in the stock of its subsidiary that previously owned its Mexico-based pawn operations, Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (the “Creazione Deduction”).

Adjusted EBITDA is presented for the trailing twelve months ended June 30, 2015 and 2014. Therefore, certain adjusting items that occurred in the third and fourth quarters of 2014 and 2013 are presented in the adjusted EBITDA table.

Management believes the non-GAAP measures, including the adjustments described above, provide more meaningful information regarding the ongoing operating performance, provide more useful period-to-period comparisons of operating results, both internally and in relation to operating results of competitors, enhance investors' understanding of the core operating results of the business and provide a more accurate indication of the Company’s ability to generate cash flows from operations. Therefore, management believes it important to clearly identify these measures for investors.
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

Adjusted Earnings Measures
The following table provides a reconciliation for the three and six months ended June 30, 2015 and 2014, between net income (loss) from continuing operations and diluted net income (loss) per share from continuing operations calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data). Amounts for the three and six months ended June 30, 2014 include the Company’s Mexico-based pawn operations, which were sold in August 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income (loss) and diluted net income (loss) per share from continuing operations	$2,071	$0.08	$(11,746)	$(0.41)	$9,916	$0.35	$(8,509)	$(0.30)
Adjustments (net of tax):
Loss on early extinguishment of debt	382	0.01	9,460	0.32	382	0.01	10,434	0.36
Gain on disposition of equity securities	(692)	(0.03)	—	—	(771)	(0.02)	—	—
Reorganization	—	—	—	—	537	0.02	—	—
2013 Litigation Settlement	—	—	236	0.01	—	—	400	0.01
Adjusted net income (loss) and adjusted diluted net income (loss) per share from continuing operations	1,761	0.06	(2,050)	(0.08)	10,064	0.36	2,325	0.07
Other adjustments (net of tax):
Intangible asset amortization	1,028	0.04	1,038	0.04	2,057	0.07	2,071	0.07
Non-cash equity-based compensation	1,039	0.04	1,040	0.04	2,046	0.07	1,982	0.07
Convertible debt non-cash interest and issuance cost amortization	—	—	144	—	—	—	518	0.02
Foreign currency transaction loss (gain)	4	—	(75)	—	(20)	—	(74)	—
Adjusted earnings and adjusted earnings per share from continuing operations	$3,832	$0.14	$97	$—	$14,147	$0.50	$6,822	$0.23

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Per-share values may not calculate correctly using the weighted average common shares outstanding value as the denominator due to rounding differences.

The tables below reconcile the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above.

	Three Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Loss on early extinguishment of debt	$607	$225	$382	$15,016	$5,556	$9,460
Gain on disposition of equity securities	(1,099)	(407)	(692)	—	—	—
2013 Litigation Settlement	—	—	—	375	139	236
Total Adjustments	$(492)	$(182)	$(310)	$15,391	$5,695	$9,696

	Six Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Loss on early extinguishment of debt	$607	$225	$382	$16,562	$6,128	$10,434
Gain on disposition of equity securities	(1,225)	(454)	(771)	—	—	—
Reorganization	853	316	537	—	—	—
2013 Litigation Settlement	—	—	—	635	235	400
Total Adjustments	$235	$87	$148	$17,197	$6,363	$10,834

Adjusted EBITDA

The following table provides a reconciliation between net income from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA from continuing operations (dollars in thousands):

	Trailing 12 Months Ended
	June 30,
	2015	2014
Net income from continuing operations	$8,038	$26,367
Provision (benefit) for income taxes (a)	9,623	(32,096)
Gain on disposition of equity securities	(1,225)	—
Loss on early extinguishment of debt	6,598	17,169
Foreign currency transaction gain	(28)	(73)
Interest expense, net	15,254	20,819
Depreciation and amortization expenses (b)	59,696	59,770
Adjustments:
Reorganization	8,391	—
Loss on divestitures	5,176	—
Texas Consumer Loan Store Closures	—	1,373
Regulatory Penalty	—	2,500
2013 Litigation Settlement	—	18,635
Ohio Adjustment for the Ohio Reimbursement Program	—	(5,000)
Adjusted EBITDA from continuing operations	$111,523	$109,464
Adjusted EBITDA margin from continuing operations calculated as follows:
Total revenue	$1,064,679	$1,048,713
Adjusted EBITDA	$111,523	$109,464
Adjusted EBITDA as a percentage of total revenue	10.5%	10.4%

(a) For the trailing 12 months ended June 30, 2014, includes income tax benefit of $33.2 million related to the Creazione Deduction.
(b) For the trailing 12 months ended June 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the “Texas Consumer Loan Store Closures.”

The table below reconciles the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the table above.

	Trailing 12 Months Ended June 30,
	2015			2014
	Pre-tax	Tax	After Tax	Pre-tax	Tax	After Tax
Reorganization	$8,391	$3,105	$5,286	$—	$—	$—
Loss on divestitures	5,176	(1,268)	6,444	—	—	—
Gain on disposition of equity securities	(1,225)	(454)	(771)	—	—	—
Loss on early extinguishment of debt	6,598	2,442	4,156	17,169	6,353	10,816
Texas Consumer Loan Store Closures	—	—	—	1,373	508	865
Regulatory Penalty	—	—	—	2,500	—	2,500
2013 Litigation Settlement	—	—	—	18,635	6,895	11,740
Ohio Adjustment for the Ohio Reimbursement Program	—	—	—	(5,000)	(1,791)	(3,209)
Tax benefit related to Creazione Deduction (a)	—	—	—	—	33,201	(33,201)
Total Adjustments	$18,940	$3,825	$15,115	$34,677	$45,166	$(10,489)

(a) For the trailing 12 months ended June 30, 2014, the tax benefit related to the Creazione Deduction of $33.2 million is included in the provision (benefit) for income taxes.

QUARTER ENDED JUNE 30, 2015 COMPARED TO QUARTER ENDED JUNE 30, 2014

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding decreased $12.7 million, or 5.3%, from the prior year quarter to the current quarter, partly due to a $5.7 million decrease in the average balance outstanding related to the Company’s Mexico-based pawn operations, which were sold in August 2014. In addition, pawn loan fees and services charges decreased $4.1 million, or 5.1%, from the prior year quarter to the current quarter.

The following table sets forth selected data related to the Company’s domestic pawn lending activities, excluding the Company’s Mexico-based pawn operations, as of and for the three months ended June 30, 2015 and 2014 (dollars in thousands except where otherwise noted):

	Three Months Ended June 30,
Domestic pawn operations	2015	2014(a)	$ Change	% Change
Pawn loan fees and service charges	$76,899	$78,911	$(2,012)	(2.5)%
Ending pawn loan balance (as of June 30,)	$247,381	$257,647	$(10,266)	(4.0)%
Average pawn loan balance outstanding	$228,140	$235,187	$(7,047)	(3.0)%
Amount of pawn loans written and renewed	$257,430	$271,226	$(13,796)	(5.1)%
Average amount per pawn loan (in ones)	$124	$123	$1	0.8%
Annualized yield on pawn loans	135.2%	134.6%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended
June 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $2,079, an ending pawn loan balance of $6,021, an average pawn loan balance outstanding of $5,683, pawn loans written and renewed of $15,909, an average amount per pawn loan of $88, and an annualized yield on pawn loans of 146.7%.

Average domestic pawn loan balances decreased $7.0 million, or 3.0%, to $228.1 million in the current quarter, compared to $235.2 million in the prior year quarter, primarily due to a decrease in the average pawn loan balance in same-store domestic pawn locations. Same-store domestic pawn loan balances were 2.7% lower at June 30, 2015 compared to June 30, 2014. Pawn loan balances at the beginning of the current quarter were below prior year levels and maintained this relationship throughout the current quarter.

Domestic pawn loan fees and service charges decreased by $2.0 million, or 2.5%, from the prior year quarter to the current quarter. This decrease was primarily driven by lower average domestic pawn loan balances during the current quarter as compared to the prior year quarter, partially offset by a slightly higher domestic pawn loan yield of 135.2% in the current quarter compared to 134.6% in the prior year quarter.

Merchandise Sales Activities

Proceeds from Disposition of Merchandise and Gross Profit

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Management separates proceeds from disposition of merchandise and gross profit on disposition of merchandise into two groups, retail sales and commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s locations or over the internet through auction and other similar sites. Commercial sales include the sale of refined gold, diamonds, platinum, and silver to brokers or manufacturers.

On a consolidated basis, proceeds from disposition decreased $8.1 million, or 5.5%, from the prior year quarter to the current quarter. Gross profit on disposition decreased $1.6 million, or 3.8%, from the prior year quarter to the current quarter.

The following table summarizes the proceeds from the disposition of merchandise and the related profit for domestic pawn operations, excluding the Company’s Mexico-based pawn operations, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2015			2014(a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$119,323	$19,380	$138,703	$113,626	$28,821	$142,447
Gross profit on disposition	$38,798	$1,845	$40,643	$37,689	$3,581	$41,270
Gross profit margin	32.5%	9.5%	29.3%	33.2%	12.4%	29.0%
Percentage of total gross profit	95.5%	4.5%	100.0%	91.3%	8.7%	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended June 30, 2014, Mexico-based pawn operations had proceeds from disposition of $4,325, gross profit on disposition of $992, and gross profit margin of 22.9%.

Proceeds from disposition for domestic pawn operations decreased $3.7 million, or 2.6%, from the prior year quarter to the current quarter, primarily due to a decrease in commercial proceeds from disposition of $9.4 million, or 32.8%, as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. Retail proceeds from disposition increased $5.7 million, or 5.0%, primarily as a result of the Company’s emphasis on retail disposition activities in its storefront locations. The decreased emphasis on commercial disposition also contributed to the decrease in the Company’s merchandise turnover ratio from 2.2 times in the prior year quarter to 2.0 times in the current quarter, as routine and frequent commercial dispositions typically contribute to a higher turnover ratio.

Gross profit on disposition for domestic pawn operations decreased $0.6 million, or 1.5%, from the prior year quarter to the current quarter, primarily due to lower gross profit on commercial dispositions, mainly as a result of unfavorable diamond yields, partially offset by higher gross profit on retail dispositions as a result of the Company’s emphasis on retail disposition activities in its storefront locations. The Company experienced an increase in domestic gross profit margin to 29.3% in the current quarter, compared to 29.0% in the prior year quarter, primarily due to the increase in retail gross profit as a percentage of total gross profit, although the retail gross profit margin decreased to 32.5% in the current quarter, compared to 33.2% in the prior year quarter, primarily due to the Company’s emphasis on the retail disposition of general merchandise items, including the discounting of electronics inventory.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn lending operations before valuation allowance of $2.6 million, $2.0 million and $2.4 million as of June 30, 2015 and 2014, and December 31, 2014, respectively (dollars in thousands):

	As of June 30,				As of December 31,
	2015		2014(a)		2014
Domestic pawn operations	Amount	%	Amount	%	Amount	%
Jewelry - held for one year or less	$130,265	63.4%	$106,722	54.8%	$111,963	52.0%
Other merchandise - held for one year or less	64,648	31.4%	75,394	38.7%	90,642	42.1%
Total merchandise held for one year or less	194,913	94.8%	182,116	93.5%	202,605	94.1%
Jewelry - held for more than one year	5,233	2.5%	5,361	2.8%	3,494	1.6%
Other merchandise - held for more than one year	5,460	2.7%	7,268	3.7%	9,150	4.3%
Total merchandise held for more than one year	10,693	5.2%	12,629	6.5%	12,644	5.9%
Merchandise held for disposition, gross	$205,606	100.0%	$194,745	100.0%	$215,249	100.0%
Merchandise held for disposition, net of allowance	$203,006		$192,745		$212,849

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. As of June 30, 2014, Mexico-based pawn operations had gross merchandise held for disposition of $6,282 and merchandise held for disposition, net of allowance, of $6,174.

The allowance for merchandise held for disposition for domestic operations was $2.6 million as of June 30, 2015, compared to $2.0 million as of June 30, 2014. The allowance for merchandise held for disposition is based on the Company’s historical experience of inventory losses due to damage, theft or obsolescence.

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

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, loan loss provision and consumer loan fees, net of the loss provision, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$13,362	$5,949	$19,311	$20,440	$3,460	$23,900
Less: consumer loan loss provision	1,711	2,702	4,413	5,952	1,897	7,849
Consumer loan fees, net loss provision	$11,651	$3,247	$14,898	$14,488	$1,563	$16,051
Year-over-year change - $	$(2,837)	$1,684	$(1,153)	$(3,163)	$(321)	$(3,484)
Year-over-year change - %	(19.6)%	107.7%	(7.2)%	(17.9)%	(17.0)%	(17.8)%
Consumer loan loss provision as a % of consumer loan fees	12.8%	45.4%	22.9%	29.1%	54.8%	32.8%

Consumer loan fees, net of loss provision, decreased $1.2 million, or 7.2%, to $14.9 million in the current quarter compared to the prior year quarter, primarily due to a $4.6 million, or 19.2%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to the Company’s continued strategic decision to deemphasize its short-term consumer lending activities, including the discontinuance of short-term consumer lending in 336 of the Company’s locations during the twelve months ended June 30, 2015. The decrease in consumer loan fees was partially offset by fees from a new unsecured installment loan product introduced into 109 locations in the first six months of 2015.

The consumer loan loss provision decreased by $3.4 million, or 43.8%, in the current quarter compared to the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 22.9% in the current quarter compared to 32.8% in the prior year quarter, primarily due to $2.3 million in sales of defaulted loans to third parties. In addition, the loss provision decreased due to the decrease in loan balances as a result of the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, as well as an improvement in short-term loan portfolio performance in the remaining locations and decreased charge-offs in the current quarter compared to the prior year quarter. Sales of delinquent consumer loans increased recoveries and therefore reduced the loss provision. The high amount of delinquent consumer loan sales in the current quarter resulted from the initiation of a program to sell delinquent consumer loans to unaffiliated third parties during the current quarter, and these levels are not expected going forward.

Consumer Loan Information by Product

Management evaluates consumer loan loss rates for all of its consumer loan products to determine credit quality and evaluate trends. The following tables provide additional information related to each of the Company’s consumer loan products as of and for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$107,026	$1,501	$108,527	$157,268	$2,526	$159,794
Guaranteed by the Company(b)	6,811	23,783	30,594	16,878	6,763	23,641
Combined consumer loans written and renewed	$113,837	$25,284	$139,121	$174,146	$9,289	$183,435
Ending consumer loan balances, gross
Company owned	$29,092	$4,834	$33,926	$42,744	$7,643	$50,387
Guaranteed by the Company(b)	1,659	11,223	12,882	3,976	8,565	12,541
Combined ending consumer loan balances, gross(c)	$30,751	$16,057	$46,808	$46,720	$16,208	$62,928
Allowance and liability for losses
Company owned	$2,106	$1,427	$3,533	$3,431	$962	$4,393
Guaranteed by the Company(b)	159	1,763	1,922	440	1,155	1,595
Combined allowance and liability for losses	$2,265	$3,190	$5,455	$3,871	$2,117	$5,988
Ending consumer loan balances, net
Company owned	$26,986	$3,407	$30,393	$39,313	$6,681	$45,994
Guaranteed by the Company(b)	1,500	9,460	10,960	3,536	7,410	10,946
Combined ending consumer loan balances, net(c)	$28,486	$12,867	$41,353	$42,849	$14,091	$56,940
Consumer loan ratios:
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(c)	7.4%	19.9%	11.7%	8.3%	13.1%	9.5%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.

(b)
The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is reflected in the table above and included in the Company’s consolidated balance sheets.

(c)	Non-GAAP measure.

The allowance and liability for losses as a percentage of consumer loan balances, gross, increased to 11.7% as of June 30, 2015, compared to 9.5% as of June 30, 2014. This increase was primarily due to a higher mix of unsecured installment loans in the current quarter as compared to the prior year quarter, primarily due to the introduction of a new unsecured installment loan product in the third quarter of 2014. In addition, installment loans, in comparison to short-term loans, had a higher allowance and liability for losses as a percentage of combined ending gross consumer loan balance due to the less mature nature of the installment loan portfolio.

Average Amount Outstanding Per Consumer Loan

The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period. The decrease in the average amount of installment loans outstanding from the prior year quarter to the current quarter was primarily due to the discontinuation during 2014 of one of the Company’s installment loan products that typically carried higher average balances than other loans in the installment loan portfolio. The table below shows the average amount per consumer loan by product as of June 30, 2015 and 2014.

	As of June 30,
	2015	2014
Average amount outstanding per consumer loan (in ones)(a)
Short-term loans	$454	$462
Installment loans	$1,241	$1,568
(a) The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

Operations and Administration Expenses

Operations expenses include expenses incurred for personnel, occupancy, marketing and other charges that are directly related to the Company’s business. Operations expenses include all expenses directly related to the Company’s storefront locations and the Company’s call centers for customer service and collections. Administration expenses include expenses related to corporate service functions, which can include expenses for legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems. Beginning in the first quarter of 2015, costs related to corporate office-based management supervision of the Company’s locations were reclassified from operations expense to administration expense to better align expenses with the Company’s current operating structure. Amounts in all prior periods have been reclassified to conform to this current presentation. These reclassifications had no impact on total operations and administration expenses previously reported.

The table below shows additional detail of the operations and administration expenses for the Company for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$53,031	$12,667	$65,698	$54,899	$18,399	$73,298
Occupancy	29,581	914	30,495	31,104	969	32,073
Other	9,081	8,032	17,113	11,238	6,102	17,340
Total	$91,693	$21,613	$113,306	$97,241	$25,470	$122,711

Operations and administration expenses decreased $9.4 million, or 7.7%, in the current quarter compared to the prior year quarter. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability. In addition, the sale of the Company’s Mexico-based operations resulted in a $3.3 million decrease in operations and administration expenses in the current quarter compared to the prior year quarter.

Operations expenses decreased $5.5 million, or 5.7%, in the current quarter compared to the prior year quarter and included a $2.3 million decrease due to the sale of the Company’s Mexico-based operations. Domestic operations expense decreased $3.2 million, primarily due to a lower personnel and occupancy cost structure as a result of the Reorganization, as well as decreased marketing, legal and selling expenses. The decrease from operating expense initiatives was partially offset by $0.7 million of expenses related to the Store and Office Closures in the current quarter.

Administration expenses decreased $3.9 million, or 15.1%, in the current quarter compared to the prior year quarter. Within administration expenses, personnel expenses decreased $5.7 million, or 31.2%, and included a $5.2 million decrease primarily due to the lower personnel cost structure as a result of the Reorganization, as well as a $0.5 million decrease related to the sale of the Company’s Mexico-based operations. Other expenses increased $1.9 million, or 31.6%, primarily due to a $1.9 million impairment loss related to a capitalized systems development project that the Company discontinued in the current quarter, as well as an increase in consulting expenses, partially offset by a $0.3 million decrease related to the sale of the Company’s Mexico-based operations.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Depreciation	$12,928	$13,534	$(606)	(4.5)%
Amortization	1,631	1,647	(16)	(1.0)%
Total	$14,559	$15,181	$(622)	(4.1)%

Consolidated depreciation and amortization expenses decreased $0.6 million for the current quarter compared to the prior year quarter, primarily due to the sale of the Company’s Mexico-based pawn operations in August 2014 and a reduced number of domestic pawn and consumer lending locations, partially offset by an increase due to the Store and Office Closures.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Interest expense	$3,557	$8,389	$(4,832)	(57.6)%
Less: interest income	5	2,880	(2,875)	(99.8)%
Interest expense, net	$3,552	$5,509	$(1,957)	(35.5)%

Interest expense, net of interest income, decreased $2.0 million, or 35.5%, in the current quarter as compared to the prior year quarter. The Company’s interest income in the prior year quarter related primarily to the Company’s outstanding note receivable from Enova (the “Enova Note Receivable”). The Enova Note Receivable was repaid in full and was terminated in May 2014, resulting in a decrease in interest income of $2.9 million in the current quarter from the prior year quarter. In addition, during the current quarter, interest expense decreased $4.8 million compared to the prior year quarter, primarily due to the payoff of several of the Company’s debt instruments in May 2014, thereby decreasing its debt outstanding during the current quarter compared to the prior year quarter.

Loss on Early Extinguishment of Debt
The Company incurred a loss on early extinguishment of debt of $0.6 million in the current quarter compared to $15.0 million in the prior year quarter. In the current quarter, the Company repurchased $12.0 million in principal amount of the Company’s $300.0 million aggregate principal amount of 5.75% senior notes due May 15, 2018 (the “2018 Senior Notes”) for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

In the prior year quarter, the Company incurred a loss on early extinguishment of debt of $15.0 million that resulted primarily from the prepayment of $106.2 million in principal amount of the Company’s 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”).

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $1.1 million in the current quarter in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock. See Note 5 of the consolidated financial statements for additional information.

Income Taxes

The Company’s effective tax rate was 36.5% in the current quarter as compared to the effective tax rate of 31.1% in the prior year quarter. The tax rate for the prior year quarter was reduced by the allocation of tax, including tax on allocated overhead expenses, between continuing and discontinued operations based on expected full-year results of these operations. Due to the net loss from continuing operations in the prior-year quarter, the tax rate for the prior year quarter was also downwardly affected by state and local taxes and permanently non-deductible items.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for the three months ended June 30, 2014. Net income from discontinued operations was $32.7 million for the three months ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding decreased $12.5 million, or 5.1%, from the prior year six-month period to the current six-month period, partly due to a $5.2 million decrease in the average balance outstanding related to the sale of the Company’s Mexico-based pawn operations in August 2014. In addition, pawn loan fees and services charges decreased $7.0 million, or 4.3%, from the prior year six-month period to the current six-month period.

The following table sets forth selected data related to the Company’s pawn lending activities, excluding the Company’s Mexico-based pawn operations, for the six months ended June 30, 2015 and 2014 (dollars in thousands, except where otherwise noted):

	Six Months Ended June 30,
Domestic pawn operations	2015	2014(a)	$ Change	% Change
Pawn loan fees and service charges	$154,212	$157,378	$(3,166)	(2.0)%
Average pawn loan balance outstanding	$231,748	$239,089	$(7,341)	(3.1)%
Amount of pawn loans written and renewed	$479,606	$503,786	$(24,180)	(4.8)%
Average amount per pawn loan (in ones)	$126	$124	$2	1.6%
Annualized yield on pawn loans	134.2%	132.7%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the six months ended
June 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $3,799, an average pawn loan balance outstanding of $5,175, pawn loans written and renewed of $28,895, an average amount per pawn loan of $88, and an annualized yield on pawn loans of 148.0%.

Average domestic pawn loan balances decreased $7.3 million, or 3.1%, to $231.7 million in the current six-month period, compared to the prior year six-month period, primarily due to a decrease in the average pawn loan balance in same-store domestic pawn locations. Same-store domestic pawn loan balances were 2.7% lower as of June 30, 2015 compared to June 30, 2014. Pawn loan balances at the beginning of the current six-month period were below prior year levels and maintained this relationship throughout the current six-month period.

Domestic pawn loan fees and service charges decreased by $3.2 million, or 2.0%, from the prior year six-month period to the current six-month period. This decrease was primarily driven by lower average domestic pawn loan balances during the current six-month period as compared to the prior year six-month period, partially offset by a higher domestic pawn loan yield of 134.2% in the current six-month period compared to 132.7% in the prior year six-month period.

Proceeds from Disposition of Merchandise and Gross Profit

On a consolidated basis, proceeds from disposition decreased $12.3 million, or 3.8%, from the prior year six-month period to the current six-month period. Gross profit from disposition decreased $1.2 million, or 1.3%, from the prior year six-month period to the current six-month period.

The following table summarizes the proceeds from the disposition of merchandise and the related profit, excluding the Company’s Mexico-based pawn operations, for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2015			2014 (a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$267,472	$43,444	$310,916	$251,952	$62,665	$314,617
Gross profit on disposition	$85,754	$7,218	$92,972	$86,131	$6,051	$92,182
Gross profit margin	32.1%	16.6%	29.9%	34.2%	9.7%	29.3%
Percentage of total gross profit	92.2%	7.8%	100.0%	93.4%	6.6%	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the six months ended June 30, 2014, Mexico-based pawn operations had proceeds from disposition of $8,610, gross profit on disposition of $1,971, and gross profit margin of 22.9%.

Proceeds from disposition for domestic pawn operations decreased $3.7 million, or 1.2%, from the prior year six-month period to the current six-month period, primarily due to a decrease in commercial proceeds from disposition of $19.2 million, or 30.7%, as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. Retail proceeds from disposition increased $15.5 million, or 6.2%, primarily as a result of the Company’s emphasis on retail disposition activities in its storefront locations. The decreased emphasis on commercial disposition also contributed to the decrease in the Company’s merchandise turnover ratio from 2.3 times in the prior year six-month period to 2.2 times in the current six-month period, as routine and frequent commercial dispositions typically contribute to a higher turnover ratio.

Gross profit on disposition for domestic pawn operations increased $0.8 million, or 0.9%, from the prior year six-month period to the current six-month period. In addition, the Company experienced an increase in domestic gross profit margin to 29.9% in the current six-month period, compared to 29.3% in the prior year six-month period. The increases is gross profit on disposition and gross profit margin were mostly due to a higher gross profit on commercial dispositions of gold. Partially offsetting this increase, the Company experienced a lower gross profit on retail sales, which declined primarily due to the Company’s emphasis on the retail disposition of general merchandise items, including the discounting of electronics inventory.

Consumer Loan Activities

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current and prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$30,425	$9,205	$39,630	$42,437	$7,222	$49,659
Less: consumer loan loss provision	4,830	4,370	9,200	11,397	4,050	15,447
Consumer loan fees, net loss provision	$25,595	$4,835	$30,430	$31,040	$3,172	$34,212
Year-over-year change - $	$(5,445)	$1,663	$(3,782)	$(6,274)	$(593)	$(6,867)
Year-over-year change - %	(17.5)%	52.4%	(11.1)%	(16.8)%	(15.8)%	(16.7)%
Consumer loan loss provision as a % of consumer loan fees	15.9%	47.5%	23.2%	26.9%	56.1%	31.1%

Consumer loan fees, net of loss provision, decreased $3.8 million, or 11.1%, to $30.4 million in the current six-month period compared to the prior year six-month period, primarily due to a $10.0 million, or 20.2%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to the Company’s continued strategic decision to deemphasize its short-term consumer lending activities, including the discontinuance of short-term consumer lending in 336 of the Company’s locations during the twelve months ended June 30, 2015. The decrease in consumer loan fees was partially offset by fees from a new unsecured installment loan product introduced into 109 locations in the current six-month period.

The consumer loan loss provision decreased by $6.2 million, or 40.4%, in the current six-month period compared to the prior year six-month period. The loss provision as a percentage of consumer loan fees decreased to 23.2% in the current six-month period compared to 31.1% in the prior year six-month period. The decrease in the loss provision was primarily due to the decrease in loan balances as a result of the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, as well as an improvement in short-term loan portfolio performance in remaining locations and decreased charge-offs in the current six-month period compared to the prior year six-month period. In addition, the Company sold $2.3 million of delinquent loans to third parties in the current six-month period. The high amount of delinquent consumer loan sales in the current six-month period resulted from the initiation of a program to sell delinquent consumer loans to unaffiliated third parties during the current six-month period, and these levels are not expected going forward.

Consumer Loans Written and Renewed

Consumer loans written and renewed is statistical data that is not included in the Company’s financial statements and represents loans originated by the Company and by third-party lenders through the CSO programs. The following table summarizes consumer loans written and renewed for the current and prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed
Company owned	$241,503	$2,949	$244,452	$316,728	$4,351	$321,079
Guaranteed by the Company	14,868	37,786	52,654	35,242	11,201	46,443
Combined consumer loans written and renewed	$256,371	$40,735	$297,106	$351,970	$15,552	$367,522

Operations and Administration Expenses

The table below shows additional detail of the operations and administration expenses for the Company for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$108,959	$28,897	$137,856	$111,107	$38,080	$149,187
Occupancy	59,255	1,813	61,068	61,603	1,856	63,459
Other	18,121	12,599	30,720	21,827	11,657	33,484
Total	$186,335	$43,309	$229,644	$194,537	$51,593	$246,130

Operations and administration expenses decreased $16.5 million, or 6.7%, in the current six-month period compared to the prior year six-month period. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability. In addition, the sale of the Company’s Mexico-based operations resulted in a $6.4 million decrease in operations and administration expenses in the current six-month period compared to the prior year six-month period.

Operations expenses decreased $8.2 million, or 4.2%, in the current six-month period compared to the prior year six-month period and included a $4.6 million decrease due to the sale of the Company’s Mexico-based operations. Domestic operations expenses decreased $3.6 million, primarily due to a lower personnel cost structure as a result of the Reorganization, as well as decreased marketing, legal and selling expenses. The decrease from operating expense initiatives was partially offset by $1.1 million of expenses due to the Store and Office Closures in the current six-month period.

Administration expenses decreased $8.3 million, or 16.1%, in the current six-month period compared to the prior year six-month period. Within administration expenses, personnel expenses decreased $9.2 million, or 24.1%, and included an $8.8 million decrease primarily due to a lower personnel cost structure as a result of the Reorganization, as well as a $1.1 million decrease related to the sale of the Company’s Mexico-based operations, partially offset by $0.7 million in Reorganization expenses in the current six-month period. Other expenses increased $0.9 million, or 8.1%, primarily due to a $1.9 million impairment loss related to a capitalized systems development project that the Company discontinued, partially offset by reduced travel expenses and a $0.4 million decrease related to the sale of the Company’s Mexico-based operations.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Depreciation	$25,813	$27,036	$(1,223)	(4.5)%
Amortization	3,265	3,288	(23)	(0.7)%
Total	$29,078	$30,324	$(1,246)	(4.1)%

Consolidated depreciation and amortization expenses decreased $1.2 million to $29.1 million for the current six-month period compared to $30.3 million for the prior year six-month period, primarily due to the sale of the Company’s Mexico-based pawn operations in August 2014 and a reduced number of domestic pawn and consumer lending locations, partially offset by a $0.6 million increase due to the Store and Office Closures.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Interest expense	$7,201	$18,457	$(11,256)	(61.0)%
Less: interest income	7	7,644	(7,637)	(99.9)%
Interest expense, net	$7,194	$10,813	$(3,619)	(33.5)%

Interest expense, net of interest income, decreased $3.6 million, or 33.5%, in the current six-month period as compared to the prior year six-month period. The Company’s interest income in the prior year six-month period related primarily to the Enova Note Receivable. The Enova Note Receivable was repaid in full and was terminated in May 2014, resulting in a decrease in interest income of $7.6 million in the current six-month period from the prior year six-month period. In addition, during the current six-month period, interest expense decreased $11.3 million, primarily due to the payoff of several of the Company’s debt instruments in 2014, thereby decreasing the Company’s debt outstanding during the current six-month period compared to the prior year six-month period.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $0.6 million in the current six-month period compared to $16.6 million in the prior year six-month period. In the current six-month period, the Company repurchased $12.0 million in principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

In the prior year six-month period, the Company incurred a loss on early extinguishment of debt of $16.6 million that resulted primarily from the prepayment of $106.2 million in principal amount of the Company’s outstanding Private Placement Notes. In the prior year six-month period, the Company also incurred a $1.5 million loss on early extinguishment of debt upon the repurchase of $58.6 million in principal amount of the Company’s $115.0 million aggregate principal amount of 5.25% convertible senior notes due May 15, 2029 (the “2029 Convertible Notes”).

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $1.2 million in the current six-month period in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock. See Note 5 of the consolidated financial statements for additional information.

Income Taxes

The Company’s effective tax rate was 38.1% in the current six-month period as compared to the effective tax rate of 14.8% in the prior year six-month period. The tax rate for the prior year six-month period was reduced by the allocation of tax, including tax on allocated overhead expenses, between continuing and discontinued operations based on expected full-year results of these operations. Due to the net loss from continuing operations in the prior-year six-month period, the tax rate was also downwardly affected by state and local taxes and permanently non-deductible items.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for the six months ended June 30, 2014. Net income from discontinued operations was $75.2 million for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s continuing cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by continuing operating activities	$61,975	$51,622
Pawn activities, net	$5,968	$142
Consumer loan activities, net	4,291	(8,286)
Acquisitions, net of cash acquired	—	(1,204)
Purchases of property and equipment	(6,883)	(22,631)
Proceeds from sale of marketable equity securities	351	—
Proceeds from note receivable	—	425,780
Dividends received	—	122,384
Other investing	1,215	86
Net cash provided by continuing investing activities	$4,942	$516,271
Net cash used in continuing financing activities	$(75,932)	$(474,264)
Net cash provided by discontinued operations	$—	$27,702
Working capital from continuing operations	$601,319	$635,604
Cash and cash equivalents	$43,986	$113,130
Total debt	$184,450	$300,000
Current ratio	6.4 x	8.3 x
Merchandise turnover	2.2 x	2.3 x
Debt to Adjusted EBITDA ratio(a)	1.7 x	2.7 x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities was $62.0 million for the current six-month period, which represented an increase of $10.4 million, or 20.1%, from $51.6 million in the prior year six-month period. The increase primarily related to an $18.4 million increase in net income and an $18.5 million increase in cash from accounts payable and accrued expenses mainly as a result of a payment in the prior year six-month period for the 2013 Litigation Settlement with no corresponding payment in the current six-month period. Partially offsetting this increase, current and deferred income taxes payable decreased $13.2 million, mainly due to payments received from Enova in 2014 related to its income tax liability for the prior year six-month period. Furthermore, cash provided by continuing operating activities decreased by $7.9 million due to the reclassification during the prior year six-month period of cash from “Restricted cash” to “Cash and cash equivalents” on the Company’s consolidated balance sheet in connection with the release of restrictions on certain funds associated with the Company’s consent order issued by the CFPB. Finally, additional changes in operating assets and liabilities and non-cash adjustments, including adjustments for the consumer loan loss provision and interest income from the Enova note receivable, resulted in a $5.4 million million decrease for the current six-month period compared to the prior year six-month period.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Continuing Investing Activities

Net cash provided by continuing investing activities was $4.9 million in the current six-month period, which represented a decrease of $511.3 million, or 99.0%, from $516.3 million in the prior year six-month period, primarily due to transactions related to the Company’s former subsidiary, Enova, that occurred prior to the Enova Spin-off. These transactions included the receipt of $425.8 million in proceeds for the Enova Note Receivable and $122.4 million in cash dividends received from Enova in the prior year six-month period with no corresponding amounts in the current six-month period. This decrease was partially offset by a $12.6 million increase in cash provided by consumer loan activities due to a decrease in the volume of consumer loans written as a result of the Company’s strategic reduction of its consumer lending activities.

In addition, expenditures for property and equipment decreased $15.7 million in the current six-month period compared to the prior year six-month period. Management anticipates that expenditures for property and equipment, excluding acquisitions of stores, for the remainder of 2015 will be between $15.0 million and $20.0 million, primarily for the remodeling of stores, facility upgrades and technology infrastructure.

Proceeds from disposition of marketable securities increased cash from investing activities by $0.4 million for the current six-month period, due to the disposition of Enova common stock that was withheld for taxes in conjunction with the issuance of shares under the Company’s long-term incentive plans. The Company has agreed, pursuant to a private letter ruling received from the Internal Revenue Service to dispose of its retained shares of Enova common stock (other than shares retained for delivery under the Company’s long-term incentive plans) within two years following the Enova Spin-off, which will increase cash flows from continuing investing activities when sold. See Note 5 of the consolidated financial statements for additional information.

Cash Flows from Continuing Financing Activities

Net cash flows used in continuing financing activities decreased by $398.3 million, from $474.3 million in the prior year six-month period to $75.9 million in the current six-month period. The decrease was mainly due to decreased debt payments in the current quarter compared to the prior year quarter of $458.2 million. The debt payment activity in the prior year six-month period took place prior to the Enova Spin-off and included $193.7 million in payments made under the Company’s line of credit and $276.9 million in payments made to redeem the Company’s 2029 Convertible Notes, the Private Placement Notes and variable senior rate unsecured notes due March 31, 2018.

This decrease in net cash flows used in continuing financing activities was partially offset by an increase of $56.3 million in cash used for repurchases of shares of the Company’s common stock for the current six-month period compared to the prior year six-month period. In the current six-month period, the Company used cash to repurchase $57.7 million of its common stock and an additional $3.3 million representing the value of common stock to be delivered upon settlement of the Company’s accelerated share repurchase (“ASR”) agreement. See “Share Repurchases” below for additional information.

As of June 30, 2015, the Company had $280.0 million of available borrowings under its $280 million domestic and multi-currency line of credit (the “Domestic and Multi-currency Line of Credit”), which was undrawn as of that date. Management believes that the borrowings available under the Company’s Domestic and Multi-currency Line of Credit, anticipated cash generated from operations and current working capital of $601.3 million is sufficient to meet the Company’s anticipated capital requirements for its business. See Note 6 of the consolidated financial statements for additional information regarding the Company’s debt instruments, including the Domestic and Multi-currency Line of Credit.

The Company had standby letters of credit of $9.5 million issued under its $20.0 million standby Letter of Credit Facility as of June 30, 2015.

As of June 30, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements. On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the Trustee (“2018 Senior Notes Indenture”), filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Domestic and Multi-currency Line of Credit, which had $280.0 million in availability and was undrawn as of June 30, 2015. As of June 30, 2015, the Company had no outstanding indebtedness other than the $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding, and a make-whole premium on such principal balance as of that date would be approximately $22.1 million.

In the event of a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet its liquidity requirements. Such actions could include the sale of assets, the sale of the Enova shares held by the Company, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). During the current six-month period, the Company purchased 2,332,230 shares under the 2015 Authorization for a total investment of $57.0 million, including commissions. This included the purchase of 1,648,000 shares in open market transactions, in addition to 684,230 shares under an accelerated share repurchase (“ASR”) agreement entered into by the Company during the current quarter. All shares that have been repurchased, including those repurchased under the ASR agreement, have been placed in treasury and are not considered outstanding for earnings per common share computation purposes.

In May 2015, the Company entered into an ASR agreement with a financial institution. Under the ASR agreement, the Company paid $22.0 million in cash to the financial institution on May 14, 2015 and received an initial delivery of 684,230 shares that were valued at $18.7 million, based on the then-current market price of the Company’s stock. The Company also entered into an ASR forward contract with the financial institution that was valued at $3.3 million and reflects the estimated value of stock to be delivered upon final settlement. Final settlement of the ASR agreement is expected to take place in the third quarter of 2015. The number of shares of the Company’s common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based on the average daily volume weighted average price, less an agreed upon discount, of the Company’s common stock during the duration of the ASR agreement. The terms of the ASR agreement are subject to change if the Company were to enter into or announce certain types of transactions. If the Company is obligated to make an adjustment payment to the financial institution upon settlement of the ASR agreement, the Company may elect to satisfy its obligation in cash or in shares of the Company’s common stock.

In connection with the repurchase of shares under the 2015 Authorization, on May 11, 2015, the Company entered into a Rule 10b5-1 plan under which the Company’s designated broker is authorized to repurchase up to an aggregate of 875,000 shares of the Company’s common stock, with the total number of shares repurchased in combination with the ASR agreement and the Company’s previous share repurchases not exceeding the number of shares authorized for repurchase under the 2015 Authorization. This Rule 10b5-1 plan will commence shortly after final settlement of the ASR agreement and continue through October 23, 2015. Rule 10b5-1 plans allow companies to repurchase shares at times when they could not ordinarily be in the market due to their trading policies or the possession of material nonpublic information.

At June 30, 2015, there were 1,667,770 shares remaining under the 2015 Authorization to repurchase shares. The Company anticipates additional share repurchases going forward. Ultimately, the Company’s decision to repurchase shares under the 2015 Authorization in the future will be based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand its business and pursue strategic objectives.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of June 30, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $12.9 million and $12.5 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $1.9 million and $1.6 million as of June 30, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 6 of Part I, “Item 1. Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the Risk Factors described in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption.

Governments at the national, state and local levels, may seek to impose new laws, regulatory restrictions or licensing requirements that affect the Company’s products or services it offers, the terms on which it may offer them, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption (“Material Adverse Effect”). In some cases these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

In July 2015, the Department of Defense published a finalized set of new rules under the Military Lending Act. The Military Lending Act (and rules previously adopted thereunder) has previously restricted the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rule expands the scope of the credit products covered by the Military Lending Act to include certain non-purchase money loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Because none of the Company’s pawn loans or secured or unsecured installment loans have a military annual percentage rate of 36% or less, once the new rule takes effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents. The rules under the Military Lending Act contain various disclosure requirements, limitations on renewals and refinancing and other restrictions, including restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a member of the military or a military dependent on terms prohibited by the rule. The new rule does provide a safe harbor for a lender if it verifies a potential borrower’s military status before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. As to the Company’s pawn loan and longer-term credit products, the new rule is scheduled to become effective on October 3, 2016. Compliance with the new rule and coordinating with a safe harbor database could be complex and increase compliance costs.

Additionally, the Consumer Financial Protection Bureau (the “CFPB”) has also announced that it has been conducting a review of the short-term small dollar loan industry, which includes a review of payday loans, and has indicated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans. On March 26, 2015, the CFPB announced that it is considering proposing rules that would require lenders to take steps to make sure consumers can repay their loans and would also restrict lenders from attempting to “collect payment from a consumers’ bank account in ways that tend to rack up excessive fees.” The CFPB has indicated that such rules would apply to payday loans, vehicle title loans and high-cost installment loans, among other consumer loans, and may impose certain limitations on these types of loans, such as requiring additional underwriting requirements, requiring cooling-off periods between payday loans, limitations on loan amounts and terms and limitations to prevent the sustained use of certain loans, among other things. The CFPB has also indicated that the rules that are proposed may also place restrictions on collection practices with respect to these types of loans. All of the Company’s consumer loan products and certain pawn loans offered by the Company that are collateralized by a customer’s vehicle or the title thereto could be affected by such rules if they are applicable to the types of loans that the CFPB has indicated when they are adopted. If the CFPB adopts any such rules or regulations, it could reduce revenue from these products or make the continuance of these products impractical or unprofitable. The Company does not currently know the nature and extent of the rules the CFPB will adopt, but those rules could be proposed during 2015 or 2016 and, if adopted, would likely become effective in 2016 or 2017.

The Company closely monitors proposed legislation being discussed in the states where it offers its products and services. Legislative or regulatory actions that affect the products or services offered by the Company at the national, state and local level could have a Material Adverse Effect.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first six months of 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	608	$20.97	—	4,000,000
February 1 to February 28	750,062	$21.06	726,400	3,273,600
March 1 to March 31	421,600	$23.68	421,600	2,852,000
April 1 to April 30	327,469	$25.65	326,800	2,525,200
May 1 to May 31 (c)	862,214	$27.20	857,430	1,667,770
June 1 to June 30	1,245	$27.33	—	1,667,770
Total	2,363,198	$24.41	2,332,230

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608, 23,589, 669, 4,725 and 1,245 for the months of January, February, April, May and June, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 73 and 59 shares for the months of February and May, respectively.

(b)
On January 28, 2015, the Board of Directors approved the 2015 Authorization. This repurchase authorization canceled and replaced the 2013 Authorization. All share repurchases made under the 2015 Authorization have been through open market transactions or through the ASR agreement.

(c)
Amounts include shares acquired under an ASR agreement entered into by the Company and a financial institution in May 2015. On May 14, 2015, the Company paid $22.0 million in cash and received an initial delivery of 684,230 shares that were valued at $18.7 million, based on the then-current market price of the Company’s stock. The total number of shares purchased and the maximum number of shares that may yet be purchased under the 2015 Authorization include the effects of the 684,230 shares delivered, and the average price paid per share includes the effects of the $18.7 million value of the initial shares delivered divided by the 684,230 shares delivered. This does not represent the final number of shares to be delivered under the ASR agreement or the final average price per share that will be paid for the shares purchased. The final number of shares to be repurchased under the ASR agreement will be based on the average daily volume weighted average price, less an agreed upon discount, of the Company’s common stock during the duration of the ASR agreement. Purchases under the ASR agreement are expected to be completed in the third quarter of 2015. For additional information, see Note 7 of Part I, “Item 1. Financial Statements.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of 2015 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. 2014 Long-Term Incentive Plan					X

10.2	Employment Agreement dated April 3, 2015 by and among Cash America International, Inc., Cash America Management L.P., a wholly-owned subsidiary of Cash America International, Inc., and Daniel R. Feehan	8-K	001-09733	10.1	4/6/2015

10.3	2015 Restricted Stock Unit Award Agreement for Daniel R. Feehan under the Cash America International, Inc. 2014 Long-Term Incentive Plan dated May 6, 2015					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015, June 30, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Equity as of June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2015	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of 2015 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. 2014 Long-Term Incentive Plan					X

10.2	Employment Agreement dated April 3, 2015 by and among Cash America International, Inc., Cash America Management L.P., a wholly-owned subsidiary of Cash America International, Inc., and Daniel R. Feehan	8-K	001-09733	10.1	4/6/2015

10.3	2015 Restricted Stock Unit Award Agreement for Daniel R. Feehan under the Cash America International, Inc. 2014 Long-Term Incentive Plan dated May 6, 2015					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015, June 30, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Equity as of June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.