Form 10-Q
period 2015-09-30
CASH AMERICA INTERNATIONAL INC
filed 2015-10-29
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
25,412,546 of the Registrants’ common shares, $.10 par value per share, were outstanding as of October 26, 2015.

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	September 30,		December 31,
	2015	2014	2014
Assets
Current assets:
Cash and cash equivalents	$19,811	$19,291	$53,042
Pawn loans	257,241	264,612	252,168
Merchandise held for disposition, net	234,227	215,263	212,849
Pawn loan fees and service charges receivable	53,470	54,501	53,648
Consumer loans, net	30,648	44,531	44,853
Income taxes receivable	1,476	—	8,881
Prepaid expenses and other assets	24,078	34,562	21,377
Deferred tax assets	—	9,562	—
Investment in equity securities	66,354	—	131,584
Current assets of discontinued operations	—	447,187	—
Total current assets	687,305	1,089,509	778,402
Property and equipment, net	174,572	209,784	201,054
Goodwill	487,569	488,700	487,569
Intangible assets, net	40,916	47,472	45,828
Other assets	9,497	10,560	9,594
Noncurrent assets of discontinued operations	—	267,689	—
Total assets	$1,399,859	$2,113,714	$1,522,447
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$72,981	$69,410	$74,331
Customer deposits	21,302	19,271	17,314
Income taxes currently payable	—	1,414	—
Current deferred tax liabilities	4,967	—	27,820
Current liabilities of discontinued operations	—	85,295	—
Total current liabilities	99,250	175,390	119,465
Deferred tax liabilities	69,454	64,968	72,432
Other liabilities	747	1,019	878
Long-term debt	206,239	206,022	196,470
Noncurrent liabilities of discontinued operations	—	539,782	—
Total liabilities	$375,690	$987,181	$389,245
Equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	85,475	87,718	86,388
Retained earnings	1,041,218	1,091,629	1,030,387
Accumulated other comprehensive income	30,060	2,073	71,959
Treasury shares, at cost (4,604,936 shares, 1,379,345 shares and 1,428,495 shares as of September 30, 2015 and 2014, and as of December 31, 2014, respectively)	(135,608)	(57,911)	(58,556)
Total equity	1,024,169	1,126,533	1,133,202
Total liabilities and equity	$1,399,859	$2,113,714	$1,522,447

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Pawn loan fees and service charges	$82,435	$85,313	$236,647	$246,490
Proceeds from disposition of merchandise	136,666	155,087	447,582	478,314
Consumer loan fees	20,543	24,831	60,173	74,490
Other	1,546	1,779	5,014	5,959
Total Revenue	241,190	267,010	749,416	805,253
Cost of Revenue
Disposed merchandise	98,881	114,293	316,825	343,367
Consumer loan loss provision	7,349	8,614	16,549	24,061
Total Cost of Revenue	106,230	122,907	333,374	367,428
Net Revenue	134,960	144,103	416,042	437,825
Expenses
Operations and administration	109,875	124,435	339,519	370,565
Depreciation and amortization	13,700	15,106	42,778	45,430
(Gain) loss on divestitures	(106)	5,176	(307)	5,176
Total Expenses	123,469	144,717	381,990	421,171
Income (Loss) from Operations	11,491	(614)	34,052	16,654
Interest expense	(3,448)	(4,324)	(10,649)	(22,781)
Interest income	53	3	60	7,647
Foreign currency transaction (loss) gain	—	(4)	32	113
Loss on early extinguishment of debt	—	(5,991)	(607)	(22,553)
Gain on disposition of equity securities	—	—	1,225	—
Income (Loss) from Continuing Operations before Income Taxes	8,096	(10,930)	24,113	(20,920)
Provision (benefit) for income taxes	3,058	(1,560)	9,159	(3,041)
Net Income (Loss) from Continuing Operations	5,038	(9,370)	14,954	(17,879)
Net Income from Discontinued Operations, Net of Tax	—	19,286	—	94,503
Net Income Attributable to Cash America International, Inc.	$5,038	$9,916	$14,954	$76,624
Earnings Per Share:
Basic Earnings Per Share
Net Income (Loss) from Continuing Operations	$0.19	$(0.32)	$0.54	$(0.62)
Net Income from Discontinued Operations	$—	$0.66	$—	$3.28
Net Income Attributable to Cash America International, Inc.	$0.19	$0.34	$0.54	$2.66
Diluted Earnings Per Share
Net Income (Loss) from Continuing Operations	$0.19	$(0.32)	$0.54	$(0.62)
Net Income from Discontinued Operations	$—	$0.66	$—	$3.22
Net Income Attributable to Cash America International, Inc.	$0.19	$0.34	$0.54	$2.61
Weighted average common shares outstanding:
Basic	26,539	29,186	27,511	28,808
Diluted	26,773	29,312	27,675	29,371
Dividends declared per common share	$0.050	$0.035	$0.150	$0.105

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Attributable to Cash America International, Inc.	$5,038	$9,916	$14,954	$76,624
Other comprehensive loss, net of tax:
Marketable equity securities loss(a)	(27,589)	—	(41,899)	—
Foreign currency translation loss(b)	—	(5,925)	—	(2,576)
Total other comprehensive (loss) gain, net of tax	$(27,589)	$(5,925)	$(41,899)	$(2,576)
Comprehensive (loss) income attributable to Cash America International, Inc.	$(22,551)	$3,991	$(26,945)	$74,048

(a)	Net of tax benefit of $15,198 and $23,085 for the three and nine months ended September 30, 2015, respectively.

(b)	Net of tax benefit of $2,809 and $1,254 for the three and nine months ended September 30, 2014, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2014	30,235,164	$3,024	$150,833	$1,017,981	$4,649	(2,224,902)	$(94,064)	$1,082,423
Shares issued under stock-based plans			(5,836)			135,046	5,836	—
Stock-based compensation expense			4,825					4,825
Reduction in income tax benefit from stock-based compensation			(110)					(110)
Repurchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)
Net income attributable to Cash America International, Inc.				76,624				76,624
Dividends paid				(2,976)				(2,976)
Foreign currency translation loss, net of tax					(2,576)			(2,576)
Purchases of treasury shares						(36,574)	(1,410)	(1,410)
Balance as of September 30, 2014	30,235,164	$3,024	$87,718	$1,091,629	$2,073	(1,379,345)	$(57,911)	$1,126,533
Balance as of January 1, 2015	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202
Shares issued under stock-based plans			(5,896)			112,757	4,292	(1,604)
Stock-based compensation expense			4,728					4,728
Income tax benefit from stock-based compensation			255					255
Net income attributable to Cash America International, Inc.				14,954				14,954
Dividends paid				(4,123)				(4,123)
Marketable equity securities loss, net of tax					(41,899)			(41,899)
Purchases of treasury shares						(3,289,198)	(81,344)	(81,344)
Balance as of September 30, 2015	30,235,164	$3,024	$85,475	$1,041,218	$30,060	(4,604,936)	$(135,608)	$1,024,169

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$14,954	$76,624
Less: Net income from discontinued operations, net of tax	—	94,503
Net income (loss) from continuing operations	14,954	(17,879)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expenses	42,778	45,430
Amortization of debt discount and issuance costs	1,508	2,684
Consumer loan loss provision	16,549	24,061
Stock-based compensation	4,728	4,825
Deferred income taxes, net	(2,747)	7,483
Excess income tax benefit from stock-based compensation	(255)	—
Non-cash loss on early extinguishment of debt	216	3,090
Non-cash (gain) loss on divestitures	(307)	5,176
Non-cash gain on disposition of equity securities	(1,225)	—
Other	6,876	5,641
Interest income from note receivable	—	(7,630)
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	(2,041)	2,841
Pawn loan fees and service charges receivable	7	(1,935)
Finance and service charges on consumer loans	556	2,468
Restricted cash	33	7,940
Prepaid expenses and other assets	(6,522)	306
Accounts payable and accrued expenses	581	(15,651)
Current and noncurrent income taxes	7,660	10,557
Other operating assets and liabilities	4,046	4,862
Net cash provided by continuing operating activities	87,395	84,269
Net cash provided by discontinued operating activities	—	348,530
Net cash provided by operating activities	87,395	432,799
Cash Flows from Investing Activities
Pawn loans made	(589,329)	(626,524)
Pawn loans repaid	330,705	349,896
Principal recovered through dispositions of forfeited pawn loans	225,835	243,818
Consumer loans made or purchased	(367,996)	(498,948)
Consumer loans repaid	364,922	482,210
Acquisitions, net of cash acquired	—	(1,204)
Purchases of property and equipment	(11,498)	(32,596)
Proceeds from disposition of marketable equity securities	351	—
Proceeds from divestitures, net of cash divested	2,943	21,534
Proceeds from note receivable	—	424,646
Dividends received	—	122,384
Other investing activities	(1,027)	(313)
Net cash (used in) provided by continuing investing activities	(45,094)	484,903
Net cash used in discontinued investing activities	—	(218,924)
Net cash (used in) provided by investing activities	(45,094)	265,979
Cash Flows from Financing Activities
Net proceeds (payments) under bank lines of credit	21,789	(184,165)
Debt issuance costs paid	(80)	(408)
Payments on/repurchases of notes payable	(12,020)	(380,450)
Excess income tax benefit from stock-based compensation	255	—
Treasury shares purchased	(81,344)	(1,410)
Dividends paid	(4,123)	(2,976)
Net cash used in continuing financing activities	(75,523)	(569,409)
Net cash used in discontinued financing activities	—	(69,543)
Net cash used in financing activities	(75,523)	(638,952)
Effect of exchange rates on cash	(9)	(3,522)
Net (decrease) increase in cash and cash equivalents	(33,231)	56,304
Less: increase in cash and cash equivalents from discontinued operations	—	(56,761)
Change in cash and cash equivalents from continuing operations	(33,231)	(457)
Cash and cash equivalents at beginning of year	53,042	19,748
Cash and cash equivalents at end of period	$19,811	$19,291

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions other than those related to Enova International, Inc. (“Enova”), which previously comprised the Company’s e-commerce segment (as discussed further below), have been eliminated in consolidation. Upon completion of the distribution of approximately 80% of the outstanding shares of Enova common stock to the Company’s shareholders on
November 13, 2014 (the “Enova Spin-off”), the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014. Intercompany accounts and transactions related to Enova are presented separately between the Company’s continuing and discontinued operations. These accounts and transactions were previously eliminated in the Company’s consolidated financial statements. This presentation detail is included in the financial statements due to the significance of these accounts and transactions. The specific elements are reflected in “Interest income,” “Interest income from note receivable,” “Proceeds from note receivable” and “Dividends received” in the Company’s consolidated financial statements. These reclassifications had no impact on consolidated results previously reported. See Note 2 for further discussion of discontinued operations.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Quarterly Report on Form 10-Q refers to the Company’s continuing operations and results from continuing operations.

The financial statements presented as of September 30, 2015 and 2014 and for the three- and nine-month periods ended September 30, 2015 and 2014 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The consolidated balance sheet data as of December 31, 2014 included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has one reportable operating segment. The Company’s primary line of business is pawn lending. A related activity of the pawn lending operations is the disposition of collateral from forfeited pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. Another component of the Company’s business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans offered by the Company include short-term loans (commonly referred to as payday loans) and installment loans. The Company also offers check cashing services through its franchised check cashing centers and some Company-owned lending locations, in addition to offering prepaid debit cards, which are issued and serviced by a third party, through some of its Company-owned lending locations. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance. Because the Company has only one reportable segment, all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

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

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. For the three months ended September 30, 2015, there were no changes in the factors described above that would significantly impact the fair value of the Company and suggest an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In addition, since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs specifically related to line-of-credit arrangements, the FASB also issued ASU 2015-15, Interest—Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), in August 2015. ASU 2015-15 states that, for line-of-credit arrangements, entities can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. ASU 2015-03 and ASU 2015-15 apply to all business entities, are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and should be retrospectively applied. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Entities are permitted to apply ASU 2015-02 either retrospectively or through a modified retrospective approach. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. For public business entities, ASU 2014-09 will now be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted at, but not before, the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09 either retrospectively or through an alternative transition model. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

2. Discontinued Operations

On November 13, 2014, the Company completed the Enova Spin-off by distributing net assets of $79.6 million through a distribution of Enova common shares to the Company’s shareholders. The Enova Spin-off was part of the Company’s strategy to focus on its core pawn operations business, and consequently, the net assets, operating results, and cash flows of the Company’s previously-held Enova business are presented separately as discontinued operations for the three and nine months ended September 30, 2014 and as of September 30, 2014.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The carrying amounts of the major classes of the assets and liabilities for the discontinued operations as of September 30, 2014 are shown below (dollars in thousands):

As of
September 30, 2014
Assets
Cash and cash equivalents	$104,241
Consumer loans, net	303,694
Other receivables and prepaid expenses	12,738
Current and deferred tax assets	26,514
Current assets of discontinued operations	447,187
Property and equipment, net	35,598
Goodwill	210,361
Other non-current assets	21,730
Non-current assets of discontinued operations	267,689
Total assets of discontinued operations	$714,876
Liabilities
Accounts payable and accrued expenses	$71,926
Note payable to Cash America International, Inc.	13,369
Current liabilities of discontinued operations	85,295
Deferred tax liabilities	45,656
Other liabilities	105
Long-term debt	494,021
Non-current liabilities of discontinued operations	539,782
Total liabilities of discontinued operations	$625,077
Total assets less total liabilities of discontinued operations	$89,799

Summarized income statements for the discontinued operations for the three and nine months ended September 30, 2014 are shown below (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Total Revenue	$205,168	$615,115
Total Cost of Revenue	72,919	205,661
Net Revenue	132,249	409,454
Expenses
Operations and administration	81,296	221,727
Depreciation and amortization	5,338	13,772
Total Expenses	86,634	235,499
Income from Operations	45,615	173,955
Interest expense, net	(13,136)	(25,201)
Foreign currency transaction loss	(155)	(552)
Income before Income Taxes	32,324	148,202
Provision for income taxes	13,038	53,699
Net Income from Discontinued Operations	$19,286	$94,503
Diluted Income per Share from Discontinued Operations	$0.66	$3.22

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the supplemental cash flow information for the discontinued operations for the nine months ended September 30, 2014 (dollars in thousands):

Nine Months Ended
September 30, 2014
Significant non-cash investing items
Consumer loans renewed	$244,238

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

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of “Pawn loans” in the consolidated balance sheets includes delinquent loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. As of September 30, 2015 and 2014 and December 31, 2014, the Company had current pawn loans outstanding of $248.2 million, $256.4 million and $244.1 million, respectively, and delinquent pawn loans outstanding of $9.0 million, $8.2 million and $8.0 million, respectively.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For installment loans, the Company uses a migration analysis to estimate losses inherent in the portfolio once an adequate period of time has elapsed in order for the Company to generate a meaningful indication of performance history. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis. Prior to the establishment of an indicative migration analysis, the Company estimates future losses for its installment loans based on the historical charge-off experience of the total portfolio on a static pool basis.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of September 30, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	As of	As of	As of
	September 30, 2015	September 30, 2014	December 31, 2014
Short-term loans
Current loans	$25,913	$36,879	$38,492
Delinquent loans	3,351	6,099	4,462
Total consumer loans, gross	29,264	42,978	42,954
Less: allowance for losses	(2,038)	(3,650)	(2,736)
Consumer loans, net	$27,226	$39,328	$40,218

Installment loans
Current loans	$2,039	$3,992	$3,486
Delinquent loans	2,569	2,831	2,575
Total consumer loans, gross	4,608	6,823	6,061
Less: allowance for losses	(1,186)	(1,620)	(1,426)
Consumer loans, net	$3,422	$5,203	$4,635

Total consumer loans
Current loans	$27,952	$40,871	$41,978
Delinquent loans	5,920	8,930	7,037
Total consumer loans, gross	33,872	49,801	49,015
Less: allowance for losses	(3,224)	(5,270)	(4,162)
Consumer loans, net	$30,648	$44,531	$44,853

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Short-term loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,106	$3,431	$2,736	$3,960
Consumer loan loss provision	3,780	6,635	8,855	17,863
Charge-offs	(4,434)	(7,369)	(14,560)	(21,654)
Recoveries	586	953	5,007	3,481
Balance at end of period	$2,038	$3,650	$2,038	$3,650
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$159	$440	$402	$272
Consumer loan loss provision	(37)	10	(280)	178
Balance at end of period	$122	$450	$122	$450

Installment loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,427	$962	$1,426	$951
Consumer loan loss provision	3,251	2,486	6,514	6,140
Charge-offs	(3,744)	(2,345)	(7,659)	(7,056)
Recoveries	252	517	905	1,585
Balance at end of period	$1,186	$1,620	$1,186	$1,620
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,763	$1,155	$658	$758
Consumer loan loss provision	355	(517)	1,460	(120)
Balance at end of period	$2,118	$638	$2,118	$638

Total consumer loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$3,533	$4,393	$4,162	$4,911
Consumer loan loss provision	7,031	9,121	15,369	24,003
Charge-offs	(8,178)	(9,714)	(22,219)	(28,710)
Recoveries	838	1,470	5,912	5,066
Balance at end of period	$3,224	$5,270	$3,224	$5,270
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,922	$1,595	$1,060	$1,030
Consumer loan loss provision	318	(507)	1,180	58
Balance at end of period	$2,240	$1,088	$2,240	$1,088

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of September 30, 2015 and 2014 and December 31, 2014, the amount of consumer loans guaranteed by the Company was $12.3 million, $11.8 million and $9.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.2 million, $1.1 million and $1.1 million, as of September 30, 2015 and 2014 and December 31, 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

5. Investment in Enova

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company has agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans (the “LTIPs”) as described below) no later than two years after the date of the Enova Spin-off. As of September 30, 2015, the Company owned 6,521,463 shares and had allocated 556,990 of these retained shares for delivery under the LTIPs that existed prior to the Enova Spin-off, resulting in the Company’s implied residual ownership in Enova equal to approximately 18 percent of the outstanding Enova common stock as of September 30, 2015. See table below for additional information.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s LTIPs as described below) are classified as “available-for-sale securities” in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company does not account for its investment in Enova common stock under the equity method for the following reasons. The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders as it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. In addition, the Company has agreed to divest its ownership in Enova within two years following the Enova Spin-off. While Mr. Feehan, the Company’s Chief Executive Officer as of the date of this report, serves as one of seven members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have voting power with respect to the shares of Enova that it owns. The Company also does not have any material business relationships with Enova.

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

Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the LTIPs and/or the applicable award agreement. The delivery of the Enova shares of common stock will occur periodically based on the vesting or deferral terms that are applicable to the RSU awards or Director Deferred Shares. In the event the award does not vest or if shares are withheld to pay taxes for vested awards, the Enova shares will be retained by the Company and sold.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

As of September 30, 2015, the Company’s cost basis in its investment in Enova common stock was approximately $20.0 million, and an unrealized gain of approximately $46.4 million was included in “Accumulated other comprehensive income.” For the nine months ended September 30, 2015, the Company recognized a gain of approximately $1.2 million for the disposition of Enova common stock as a result of the issuance of shares under LTIP agreements. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets. Activity during the nine months ended September 30, 2015 for the Enova shares retained by the Company is shown below (shares in ones):

	Enova Shares Attributed to the Company (a)	Potential Enova Shares to be Delivered Under the LTIPs	Total Enova Shares Held by the Company
Enova shares at December 31, 2014	5,911,840	685,087	6,596,927
Forfeitures (b)	47,014	(47,014)	—
Shares delivered under the LTIPs	—	(56,925)	(56,925)
Shares withheld for taxes (b) (c)	5,619	(24,158)	(18,539)
Shares held as of September 30, 2015	5,964,473	556,990	6,521,463
% ownership of Enova as of September 30, 2015	18.07%	1.69%	19.76%

(a) Does not include shares retained for delivery under the LTIPs.
(b) Shares initially allocated for delivery under the LTIPs that were forfeited prior to vesting or were withheld for taxes are attributed to the Company and are to be disposed of by the Company.
(c) For shares withheld for taxes during the nine months ended September 30, 2015, 18,539 shares were sold on the open market, and 5,619 shares remain to be sold.

6. Long-term Debt

The Company’s long-term debt instruments and balance outstanding as of September 30, 2015 and 2014 and December 31, 2014 were as follows (dollars in thousands):

	Balance as of
	September 30,		December 31,
	2015	2014	2014
Line of credit due 2018	$21,789	$9,552	$—
5.75% senior unsecured notes due 2018	184,450	196,470	196,470
Total long-term debt	$206,239	$206,022	$196,470

Line of Credit

The Company and its domestic subsidiaries as guarantors have a credit agreement with a syndicate of financial institutions as lenders that was entered into on March 30, 2011 and later amended (the “Credit Agreement”). The Credit Agreement, as amended, provides for a line of credit in an aggregate principal amount of up to $280.0 million permitting revolving credit loans (the “Line of Credit”). The Credit Agreement contains an accordion feature whereby the Line of Credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. On October 6, 2015, the Credit Agreement was amended to remove the multi-currency subfacility, which had previously given the Company the ability to borrow up to $50.0 million in specified foreign currencies. In addition, the amendment adjusted two financial covenants, including a reduction in the minimum net worth covenant and an increase in the maximum restricted payments covenant.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest on the Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Line of Credit ranging from 0.25% to 0.50% (0.38% as of September 30, 2015) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Line of Credit was 2.96% and 2.97% as of September 30, 2015 and 2014, respectively.

The Company had $21.8 million and $9.6 million of borrowings outstanding under the Line of Credit as of September 30, 2015 and 2014, respectively. As of September 30, 2015, borrowings under the Line of Credit consisted of two pricing tranches with maturity dates ranging from two to six days, and as of September 30, 2014, borrowings under the Line of Credit consisted of two pricing tranches with maturity dates ranging from three to seven days. The Company had no borrowings outstanding under the Line of Credit as of December 31, 2014. The Company may routinely refinance its borrowings pursuant to the terms of its Line of Credit. Therefore, these borrowings would be considered part of the applicable line of credit and as long-term debt.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $6.0 million issued under its Letter of Credit Facility as of September 30, 2015.

$300.0 million 5.75% Senior Unsecured Notes

On May 15, 2013, the Company issued and sold $300.0 million in aggregate principal amount of the 2018 Senior Notes. The 2018 Senior Notes bear interest at a rate of 5.75% annually on the principal amount, payable semi-annually in arrears on May 15 and November 15 of each year. The 2018 Senior Notes will mature on May 15, 2018, and there are no scheduled payments of principal due before the maturity date. The 2018 Senior Notes were originally sold to qualified institutional buyers under Rule 144A of the Securities Act and Regulation S of the Securities Act outside the United States, and all 2018 Senior Notes were subsequently registered under the Securities Act pursuant to an exchange offer.

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of September 30, 2015, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of September 30, 2015, all of the Guarantors were 100% owned by the Company. The Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

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

As of September 30, 2015, the outstanding balance of the 2018 Senior Notes was $184.5 million, compared to $196.5 million as of September 30, 2014. During the second quarter of 2015, the Company repurchased $12.0 million principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $0.6 million, which consisted of $0.4 million in premium paid and $0.2 million in expense for the write-off of deferred loan costs. The loss is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of September 30, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.

On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the 2018 Senior Notes Indenture that governs the 2018 Senior Notes, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Line of Credit, which had $258.2 million in available borrowings as of September 30, 2015. As of September 30, 2015, the Company had $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding, and a make-whole premium on such principal balance as of September 30, 2015 would be approximately $20.9 million.

7. Equity

Share Repurchases

On January 28, 2015, the Board of Directors of the Company authorized a share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “January 2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). On October 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which will take effect once all shares under the January 2015 Authorization have been repurchased. During the nine months ended September 30, 2015, the Company purchased 3,258,166 shares under the January 2015 Authorization for a total investment of $80.7 million, including commissions. This included the purchase of 829,666 shares under an accelerated share repurchase (“ASR”) agreement.
In May 2015, the Company entered into an ASR agreement with a financial institution. Under the ASR agreement, the Company paid $22.0 million in cash to the financial institution on May 14, 2015 and received an initial delivery of 684,230 shares that were valued at $18.7 million, based on the then-current market price of the Company’s stock. The payment to the financial institution was recorded as two separate transactions: an initial treasury stock transaction and a forward contract indexed to the Company’s common stock. The initial treasury

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

stock transaction was recorded as an $18.7 million increase in treasury shares. The ASR forward contract was recorded as a $3.3 million decrease to additional paid-in capital and reflected the value of stock to be delivered upon final settlement. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share.
Following the final settlement of the ASR agreement on August 5, 2015, the Company received from the financial institution an additional 145,436 shares as determined by the average daily volume weighted average price, less an agreed upon discount, of the Company’s common stock during the duration of the ASR agreement. Upon settlement, the $3.3 million balance in additional paid-in capital, which reflected the value of common stock initially held back by the financial institution, was reclassified to treasury shares.
Accumulated Other Comprehensive Income
The reclassification adjustments from accumulated other comprehensive income (“AOCI”) to net income for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$—	$57,649	$57,649	$—	$71,959	$71,959
Other comprehensive loss before reclassifications	—	(27,589)	(27,589)	—	(41,109)	(41,109)
Amounts reclassified from AOCI (a)	—	—	—	—	(790)	(790)
Net change in AOCI	—	(27,589)	(27,589)	—	(41,899)	(41,899)
Balance at the end of period	$—	$30,060	$30,060	$—	$30,060	$30,060

(a) Includes a $1,225 gain on available-for-sale securities that was reclassified into “Gain on disposition of equity securities” in the consolidated statement of income for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the tax impact of this reclassification was $435.

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total	Foreign currency translation gain (loss), net of tax	Marketable securities, net of tax	Total
Balance at the beginning of period	$7,998	$—	$7,998	$4,649	$—	$4,649
Other comprehensive loss before reclassifications	(5,973)	—	(5,973)	(2,624)	—	(2,624)
Amounts reclassified from AOCI (a)	48	—	48	48	—	48
Net change in AOCI	(5,925)	—	(5,925)	(2,576)	—	(2,576)
Balance at the end of period	$2,073	$—	$2,073	$2,073	$—	$2,073

(a) Includes a $74 foreign currency loss related to the divestiture of the Company’s Mexico-based pawn operations that was reclassified into
“(Gain) loss on divestiture” in the consolidated statements of income for both the three and nine months ended September 30, 2014. The tax impact of this reclassification was $26.

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
The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income (Loss) from Continuing Operations	$5,038	$(9,370)	$14,954	$(17,879)
Net Income from Discontinued Operations	—	19,286	—	94,503
Net Income attributable to Cash America International, Inc.	$5,038	$9,916	$14,954	$76,624
Denominator:
Total weighted average basic shares (a)	26,539	29,186	27,511	28,808
Shares applicable to stock-based compensation	234	126	164	99
Convertible debt (b)	—	—	—	464
Total weighted average diluted shares (c)	26,773	29,312	27,675	29,371
Net Income (Loss) from Continuing Operations - basic	$0.19	$(0.32)	$0.54	$(0.62)
Net Income from Discontinued Operations - basic	—	0.66	—	3.28
Net Income Attributable to Cash America International, Inc. - basic	$0.19	$0.34	$0.54	$2.66
Net Income (Loss) from Continuing Operations - diluted	$0.19	$(0.32)	$0.54	$(0.62)
Net Income from Discontinued Operations - diluted	—	0.66	—	3.22
Net Income Attributable to Cash America International, Inc. - diluted (d)	$0.19	$0.34	$0.54	$2.61

(a)
Includes vested and deferred RSUs of 278 and 299 for the three months ended September 30, 2015 and 2014, respectively. Includes Director Deferred Shares of 32 for both the three months ended September 30, 2015 and 2014. Includes vested and deferred RSUs of 294 and 306 for the nine months ended September 30, 2015 and 2014, respectively. Includes Director Deferred Shares of 32 for both the nine months ended September 30, 2015 and 2014.

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

(c)
There were no anti-dilutive shares for the three months ended September 30, 2015 and 2014, respectively. Weighted average diluted shares excludes 40 and 5 anti-dilutive shares for the nine months ended September 30, 2015 and 2014, respectively. When a net loss exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the diluted per-share computation.

(d)	Earnings per share amounts included in this information may not sum due to rounding differences.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain non-cash activities for the Company’s continuing operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$250,843	$265,274
Pawn loans renewed	$157,718	$193,750
Fair value of common shares issued for conversion of convertible debt	$—	$31,727

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and 2014 and December 31, 2014 are as follows (dollars in thousands):

	September 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$10,406	$10,406	$—	$—
Investment in equity securities	66,354	66,354	—	—
Total	$76,760	$76,760	$—	$—
	September 30,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$12,739	$12,739	$—	$—
Total	$12,739	$12,739	$—	$—
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Deferred Director Shares	$12,838	$12,259	$579	$—
Investment in equity securities	131,584	—	131,584	—
Total	$144,422	$12,259	$132,163	$—

Nonqualified Savings Plan-related assets and Deferred Director Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As of September 30, 2015, as a result of the Enova Spin-off, the portion of the Deferred Director Shares measured at fair value represented shares of Enova common stock. As of September 30, 2015, the Company’s investment in equity securities represented the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 5. As of September 30, 2015, the equity securities representing Enova common stock, both those included in Deferred Director Shares and investment in equity securities in the table above, are classified as Level 1 and based on the market-determined stock price of Enova.

During the three months ended September 30, 2015, the equity securities representing Enova common stock, both those included in Deferred Director Shares and investment in equity securities in the table above, were transferred to Level 1 from Level 2 as a result of the registration of these shares with the SEC in September 2015. Prior to September 2015, the Enova common shares were classified as Level 2, as they were not-yet-registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares. During the nine months ended September 30, 2015 and 2014, there were no other transfers of assets in or out of Level 1 or Level 2 fair value measurements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2015 and 2014 and December 31, 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,811	$19,811	$19,811	$—	$—
Pawn loans	257,241	257,241	—	—	257,241
Short-term loans, net	27,226	27,226	—	—	27,226
Installment loans, net	3,422	3,422	—	—	3,422
Pawn loan fees and service charges receivable	53,470	53,470	—	—	53,470
Total	$361,170	$361,170	$19,811	$—	$341,359
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$2,240	$2,240	$—	$—	$2,240
Line of credit	21,789	22,726	—	22,726	—
Senior unsecured notes	184,450	184,911	—	184,911	—
Total	$208,479	$209,877	$—	$207,637	$2,240

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,291	$19,291	$19,291	$—	$—
Pawn loans	264,612	264,612	—	—	264,612
Short-term loans, net	39,328	39,328	—	—	39,328
Installment loans, net	5,203	5,203	—	—	5,203
Pawn loan fees and service charges receivable	54,501	54,501	—	—	54,501
Total	$382,935	$382,935	$19,291	$—	$363,644
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,088	$1,088	$—	$—	$1,088
Line of credit	9,552	10,035	—	10,035	$—
Senior unsecured notes	196,470	203,838	—	203,838	—
Total	$207,110	$214,961	$—	$213,873	$1,088

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,042	$53,042	$53,042	$—	$—
Pawn loans	252,168	252,168	—	—	252,168
Short-term loans, net	40,218	40,218	—	—	40,218
Installment loans, net	4,635	4,635	—	—	4,635
Pawn loan fees and service charges receivable	53,648	53,648	—	—	53,648
Total	$403,711	$403,711	$53,042	$—	$350,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,060	$1,060	$—	$—	$1,060
Senior unsecured notes	196,470	203,346	—	203,346	—
Total	$197,530	$204,406	$—	$203,346	$1,060
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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of September 30, 2015, the 2018 Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Reorganization Expenses

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”). The Reorganization continued through the first quarter of 2015. In connection with the Reorganization, the Company recognized aggregate expenses of $8.4 million for severance and other employee-related costs, of which $0.9 million was recognized as expense during the nine months ended September 30, 2015 and is included in “Operations and administration” in the consolidated statements of income. During the three and nine months ended September 30, 2014, the Company recognized expenses of $6.1 million in connection with the Reorganization. As of September 30, 2015, the Company had made payments of approximately $7.8 million for the Reorganization and had accrued approximately $0.6 million for future payments. Accrued amounts for the Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

THE COMPANY’S BUSINESS

The Company provides specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment. The Company’s products and services are described below.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to the pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company previously offered pawn loans in Mexico, but the Company sold its Mexico-based pawn operations in August 2014. Pawn-related total revenue accounted for 90.8% and 91.3% of consolidated total revenue for the three and nine months ended September 30, 2015, respectively.

Consumer Loan Activities

    Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans offered by the Company include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan total revenue accounted for 8.5% and 8.0% of consolidated total revenue for the three and nine months ended September 30, 2015, respectively.

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

Check Cashing and Other Financial Services

Another small component of the Company's business includes the offering of check cashing services through its franchised check cashing centers, for which the Company receives franchise fees. In addition, the Company offers check cashing services and prepaid debit cards, which are issued and serviced through a third party, in some of its Company-owned lending locations. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance, consistent with the Company’s strategy to emphasize pawn-related services in its Company-owned lending locations. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for both the three and nine months ended September 30, 2015.

Enova Spin-off

On November 13, 2014, the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders (the “Enova Spin-off”). Enova previously comprised the Company’s e-commerce segment. Upon completion of the Enova Spin-off, the Company reclassified the financial results of Enova to discontinued operations in the Company’s consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Quarterly Report on Form 10-Q refers to the Company’s continuing operations and results from continuing operations.

Locations

The following table sets forth, as of September 30, 2015 and 2014, the number of Company-operated locations that offered pawn lending, consumer lending, and other services, in addition to franchised locations that offered check cashing services. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s domestic pawn and consumer lending locations operated in 20 and 21 states in the United States as of September 30, 2015 and 2014, respectively. As of both September 30, 2015 and 2014, the franchised check cashing centers operated in 12 states.

	As of September 30,
	2015	2014
Company-operated locations offering:
Pawn lending only	550	406
Both pawn and consumer lending	253	420
Consumer lending only	22	37
Total Company-operated locations	825	863
Franchised check cashing	78	85
Total	903	948

During the twelve months ended September 30, 2015, the Company closed or sold 38 locations. Consistent with the Company’s strategy to deemphasize its consumer lending activities, 29 of the locations closed or sold were locations that offered consumer loans as their primary product. The closed or sold locations also included nine less profitable, pawn-lending-only locations that were closed or sold during the twelve months ended September 30, 2015. The Company also eliminated the consumer loan product in 153 of its pawn lending locations during the twelve months ended September 30, 2015. Including consumer-loan-lending locations closed or sold and locations where the consumer loan product was eliminated, consumer lending activities were discontinued in 182 of the

Company’s locations during the twelve months ended September 30, 2015. For the nine months ended September 30, 2015, the Company closed or sold 34 locations, of which 28 offered consumer loans as their primary product.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended September 30, 2015 (the “current quarter”) compared to the three months ended September 30, 2014 (the “prior year quarter”) are summarized below. The prior year quarter includes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014.

•
Total revenue was $241.2 million for the current quarter, representing a decrease of $25.8 million, or 9.7%, compared to the prior year quarter. Net revenue decreased $9.1 million, or 6.3%, to $135.0 million for the current quarter compared to the prior year quarter.

•
Income from operations was $11.5 million for the current quarter, representing an increase of $12.1 million compared to the prior year quarter, primarily due to a $7.1 million increase in domestic income from operations as a result of decreased operations and administration expenses. In addition, income from operations for the prior year quarter included losses from the operations and sale of the Company’s Mexico-based pawn operations.

•
Net income from continuing operations was $5.0 million in the current quarter compared to a loss of $9.4 million in the prior year quarter. Diluted net income per share from continuing operations was $0.19 in the current quarter compared to diluted net loss per share from continuing operations of $0.32 in the prior year quarter. Net income and net income per share from continuing operations were affected by certain income and expense items in the prior year quarter. See “Overview—Non-GAAP Disclosure—Adjusted Earnings Measures” for additional information.

Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

On a consolidated basis, net revenue decreased $9.1 million, or 6.3%, from the prior year quarter to the current quarter, partly due to a $1.9 million decrease related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the nine months ended September 30, 2015 (the “current nine-month period”), consolidated net revenue decreased $21.8 million, or 5.0%, compared to the same period in 2014 (the “prior year nine-month period”), partly due to a $7.8 million decrease related to Company’s Mexico-based pawn operations.

The following table shows the components of net revenue for the Company’s domestic operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014(a)		2015		2014(a)
Domestic operations	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$82,435	61.1%	$84,081	59.1%	$236,647	56.9%	$241,459	56.2%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	37,785	28.0%	40,183	28.3%	130,757	31.4%	132,365	30.8%
Pawn-related net revenue	$120,220	89.1%	$124,264	87.4%	$367,404	88.3%	$373,824	87.0%
Consumer loan fees, net of loss provision	13,194	9.8%	16,217	11.4%	43,624	10.5%	50,429	11.7%
Other revenue	1,546	1.1%	1,741	1.2%	5,014	1.2%	5,791	1.3%
Net revenue	$134,960	100.0%	$142,222	100.0%	$416,042	100.0%	$430,044	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three and nine months ended September 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $1,232 and $5,031, proceeds from disposition of merchandise, net of cost of disposed merchandise, of $611 and $2,582, pawn-related net revenue of $1,843 and $7,613, other revenue of $38 and $168 and net revenue of $1,881 and $7,781, respectively.

For the current quarter, domestic net revenue decreased $7.3 million, or 5.1%, from the prior year quarter. Consumer loan net revenue decreased $3.0 million, or 18.6%, from the prior year quarter to the current quarter, primarily due to store location closures and sales and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. Domestic proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $2.4 million, or 6.0%, from the prior year quarter to the current quarter, primarily due to lower gross profit on commercial disposition activities, partially offset by higher gross profit on retail sales. Domestic pawn loan fees and service charges decreased $1.6 million, or 2.0%, from the prior year quarter to the current quarter, primarily due to lower average pawn loan balances. Same-store net revenue for domestic locations decreased 2.3% for the current quarter compared to the prior year quarter.

For the current nine-month period, domestic net revenue decreased $14.0 million, or 3.3%, from the prior year nine-month period. Consumer loan net revenue decreased $6.8 million, or 13.5%, to $43.6 million during the current nine-month period, primarily due to store location closures and sales and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. Domestic pawn loan fees and service charges decreased $4.8 million, or 2.0%, from the prior year nine-month period to the current year nine-month period, primarily due to lower average pawn loan balances. Proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $1.6 million, or 1.2%, from the prior year nine-month period to the current year nine-month period, primarily due to lower gross profit on commercial disposition activities, partially offset by higher gross profit on retail sales.

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

Management believes that the presentation of these measures provides users of the financial statements with greater transparency and facilitates a more meaningful comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods. In addition, management believes this information provides a more in-depth and complete view of the Company’s financial performance, competitive position and prospects for the future and may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Management also believes that non-GAAP measures, including the Adjusted Earnings Measures and adjusted EBITDA, are frequently used by analysts and investors to analyze operating performance, evaluate the Company’s ability to incur and service debt and its capacity for making capital investments, and to help assess the Company’s estimated enterprise value.

Management believes the non-GAAP measures included herein, including the adjustments shown, provide more meaningful information regarding the ongoing operating performance, provide more useful period-to-period comparisons of operating results, both internally and in relation to operating results of competitors, enhance analysts’ and investors’ understanding of the core operating results of the business and provide a more accurate indication of the Company’s ability to generate cash flows from operations. Therefore, management believes it important to clearly identify these measures for analysts and investors.

For adjusted earnings from continuing operations and adjusted earnings per share from continuing operations, management excludes intangible asset amortization, non-cash equity-based compensation, convertible debt non-cash interest and issuance cost amortization, and foreign currency transaction gains or losses. In addition, management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to analysts and investors in order to allow them to compare the Company’s financial results for the current quarter with the prior year quarter without the effect of the below items, which management believes are less frequent in nature:

•
the expenses related to the Company’s reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”);

•	the gain on disposition of equity securities;

•	the loss on significant divestitures;

•	the loss on early extinguishment of debt;

•	the charges related to the closure of 36 locations in Texas in 2013 that offered consumer loans as their primary source of revenue (the “Texas Consumer Loan Store Closures”);

•	the adjustments for a penalty paid to the Consumer Financial Protection Bureau (the “CFPB”) in connection with the issuance of a consent order by the CFPB in November 2013 (the “Regulatory Penalty”);

•	charges related to a significant litigation settlement in 2013 (the “2013 Litigation Settlement”); and

•
an adjustment made in 2013 (the “Ohio Adjustment for the Ohio Reimbursement Program”) to decrease the Company’s remaining liability following an assessment of the claims made under a voluntary program initiated in 2012 to reimburse Ohio customers in connection with certain legal collections proceedings initiated by the Company in Ohio.

Adjusted EBITDA is presented for the trailing twelve months ended September 30, 2015 and 2014. Therefore, certain adjusting items that occurred in the fourth quarters of 2014 and 2013 are presented in the adjusted EBITDA table.
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

Adjusted Earnings Measures
The following table provides a reconciliation for the three and nine months ended September 30, 2015 and 2014, between net income (loss) from continuing operations and diluted net income (loss) per share from continuing operations calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data). Amounts for the three and nine months ended September 30, 2014 include the Company’s Mexico-based pawn operations, which were sold in August 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	Per Diluted Share(a)	$	Per Diluted Share(b)	$	Per Diluted Share(a)	$	Per Diluted Share(b)
Net income (loss) and diluted net income (loss) per share from continuing operations	$5,038	$0.19	$(9,370)	$(0.32)	$14,954	$0.54	$(17,879)	$(0.62)
Adjustments (net of tax):
Loss on divestitures	—	—	6,444	0.22	—	—	6,444	0.22
Loss on early extinguishment of debt	—	—	3,774	0.13	382	0.02	14,208	0.49
Gain on disposition of equity securities	—	—	—	—	(790)	(0.03)	—	—
Reorganization	—	—	3,870	0.13	537	0.02	3,870	0.14
2013 Litigation Settlement	—	—	—	—	—	—	400	0.01
Adjusted net income and adjusted diluted net income per share from continuing operations	5,038	0.19	4,718	0.16	15,083	0.55	7,043	0.24
Other adjustments (net of tax):
Intangible asset amortization	1,026	0.04	1,040	0.03	3,083	0.11	3,112	0.11
Non-cash equity-based compensation	933	0.03	1,058	0.04	2,979	0.10	3,040	0.10
Convertible debt non-cash interest and issuance cost amortization	—	—	—	—	—	—	518	0.02
Foreign currency transaction loss (gain)	—	—	3	—	(20)	—	(71)	—
Adjusted earnings and adjusted earnings per share from continuing operations	$6,997	$0.26	$6,819	$0.23	$21,125	$0.76	$13,642	$0.47

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

(b)
Since a net loss exists for the three and nine months ended September 30, 2014, all potentially dilutive securities are anti-dilutive and are therefore excluded from the diluted per-share calculations.

The tables below outline the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the previous table (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Loss on divestitures	$—	$—	$—	$5,176	$(1,268)	$6,444
Reorganization	—	—	—	6,143	2,273	3,870
Loss on early extinguishment of debt	—	—	—	5,991	2,217	3,774
Total Adjustments	$—	$—	$—	$17,310	$3,222	$14,088

	Nine Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Loss on divestitures	$—	$—	$—	$5,176	$(1,268)	$6,444
Loss on early extinguishment of debt	607	225	382	22,553	8,345	14,208
Gain on disposition of equity securities	(1,225)	(435)	(790)	—	—	—
Reorganization	853	316	537	6,143	2,273	3,870
2013 Litigation Settlement	—	—	—	635	235	400
Total Adjustments	$235	$106	$129	$34,507	$9,585	$24,922

Adjusted EBITDA

The following table provides a reconciliation between net income (loss) from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA from continuing operations (dollars in thousands):

	Trailing 12 Months Ended
	September 30,
	2015	2014
Net income (loss) from continuing operations	$22,446	$(10,571)
Provision for income taxes	14,241	3,609
Gain on disposition of equity securities	(1,225)	—
Loss on early extinguishment of debt	607	22,814
Foreign currency transaction gain	(32)	(72)
Interest expense, net	14,328	20,790
Depreciation and amortization expenses (a)	58,290	60,051
Adjustments:
Reorganization	2,248	6,143
Loss on divestitures	—	5,176
Texas Consumer Loan Store Closures	—	1,373
Regulatory Penalty	—	2,500
2013 Litigation Settlement	—	635
Ohio Adjustment for the Ohio Reimbursement Program	—	(5,000)
Adjusted EBITDA from continuing operations	$110,903	$107,448
Adjusted EBITDA margin from continuing operations calculated as follows:
Total revenue	$1,038,859	$1,076,299
Adjusted EBITDA	$110,903	$107,448
Adjusted EBITDA as a percentage of total revenue	10.7%	10.0%

(a) For the trailing 12 months ended September 30, 2014, excludes $0.2 million of depreciation and amortization expenses, which are included in the “Texas Consumer Loan Store Closures.”

The table below outlines the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the previous table (dollars in thousands):

	Trailing 12 Months Ended September 30,
	2015			2014
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Reorganization	$2,248	$832	$1,416	$6,143	$2,273	$3,870
Loss on divestitures	—	—	—	5,176	(1,268)	6,444
Gain on disposition of equity securities	(1,225)	(435)	(790)	—	—	—
Loss on early extinguishment of debt	607	225	382	22,814	8,442	14,372
Texas Consumer Loan Store Closures	—	—	—	1,373	508	865
Regulatory Penalty	—	—	—	2,500	—	2,500
2013 Litigation Settlement	—	—	—	635	235	400
Ohio Adjustment for the Ohio Reimbursement Program	—	—	—	(5,000)	(1,791)	(3,209)
Total Adjustments	$1,630	$622	$1,008	$33,641	$8,399	$25,242

QUARTER ENDED SEPTEMBER 30, 2015 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2014

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding decreased $15.3 million, or 5.7%, from the prior year quarter to the current quarter, partly due to a $6.0 million decrease in the average balance outstanding related to the Company’s Mexico-based pawn operations, which were sold in August 2014. In addition, consolidated pawn loan fees and services charges decreased $2.9 million, or 3.4%, from the prior year quarter to the current quarter.

The following table sets forth selected data related to the Company’s domestic pawn lending activities, excluding the Company’s Mexico-based pawn operations, as of and for the three months ended September 30, 2015 and 2014 (dollars in thousands except where otherwise noted):

	Three Months Ended September 30,
Domestic pawn operations	2015	2014(a)	$ Change	% Change
Pawn loan fees and service charges	$82,435	$84,081	$(1,646)	(2.0)%
Ending pawn loan balance (as of September 30,)	$257,241	$264,612	$(7,371)	(2.8)%
Average pawn loan balance outstanding	$254,206	$263,509	$(9,303)	(3.5)%
Amount of pawn loans written and renewed	$267,441	$277,651	$(10,210)	(3.7)%
Average amount per pawn loan (in ones)	$127	$125	$2	1.6%
Annualized yield on pawn loans	128.7%	126.6%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended
September 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $1,232, an average pawn loan balance outstanding of $5,971, pawn loans written and renewed of $9,942, an average amount per pawn loan of $86, and an annualized yield on pawn loans of 134.5%.

Average domestic pawn loan balances decreased $9.3 million, or 3.5%, from the prior year quarter to the current quarter, primarily due to a decrease in the average pawn loan balance in same-store domestic pawn locations, as well as a decrease in the number of stores offering pawn loans due to store location closures or sales. Pawn loan balances at the beginning of the current quarter were below prior year levels and maintained this relationship throughout the current quarter. Same-store domestic pawn loan balances were 1.8% lower at September 30, 2015 compared to September 30, 2014.

Domestic pawn loan fees and service charges decreased by $1.6 million, or 2.0%, from the prior year quarter to the current quarter. This decrease was primarily driven by lower average domestic pawn loan balances during the current quarter as compared to the prior year quarter, partially offset by a slightly higher domestic pawn loan yield of 128.7% in the current quarter compared to 126.6% in the prior year quarter, primarily due to a shift in the geographic concentrations of pawn loans into states with higher statutory pawn loan yields.

Merchandise Sales Activities

Proceeds from Disposition of Merchandise and Gross Profit

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Management separates proceeds from disposition of merchandise and gross profit on disposition of merchandise into two groups, retail sales and commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s locations. Commercial sales represent a secondary source of disposition and include the sale of refined gold, diamonds, platinum, and silver to brokers or manufacturers.

On a consolidated basis, proceeds from disposition decreased $18.4 million, or 11.9%, from the prior year quarter to the current quarter. Gross profit on disposition decreased $3.0 million, or 7.4%, from the prior year quarter to the current quarter.

The following table summarizes the proceeds from the disposition of merchandise and the related gross profit for domestic pawn operations, excluding the Company’s Mexico-based pawn operations, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2015			2014(a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$114,374	$22,292	$136,666	$114,840	$36,559	$151,399
Gross profit on disposition	$36,791	$994	$37,785	$36,355	$3,828	$40,183
Gross profit margin	32.2%	4.5%	27.6%	31.7%	10.5%	26.5%
Percentage of total gross profit	97.4%	2.6%	100.0%	90.5%	9.5%	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the three months ended September 30, 2014, Mexico-based pawn operations had proceeds from disposition of $3,688, gross profit on disposition of $611, and gross profit margin of 16.6%.

Proceeds from disposition for domestic pawn operations decreased $14.7 million, or 9.7%, from the prior year quarter to the current quarter, almost entirely due to a decrease in commercial proceeds from disposition of $14.3 million, or 39.0%, as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. The decreased emphasis on commercial disposition also contributed to a decrease in the Company’s merchandise turnover ratio from 2.1 times in the prior year quarter to 1.8 times in the current quarter, as routine and frequent commercial dispositions typically contribute to a higher turnover ratio.

Gross profit on disposition for domestic pawn operations decreased $2.4 million, or 6.0%, from the prior year quarter to the current quarter, due to a $2.8 million decrease in gross profit on commercial dispositions, mainly as a result of lower diamond yields. Partially offsetting this decrease, gross profit on retail dispositions increased $0.4 million, or 1.2%, due to an increase in retail gross profit margins, which increased the domestic gross profit margin to 27.6% in the current quarter, compared to 26.5% in the prior year quarter. Commercial disposition activities represented less than 3% of aggregate gross profit from disposition activities in the current quarter. Management expects commercial sales to continue to be a less meaningful aspect of the business as the Company focuses its efforts on the successful disposition of merchandise through its pawn lending locations.

Management continues to place emphasis on the discounting of merchandise, particularly non-jewelry items, in an effort to reduce the levels of non-jewelry merchandise held for more than one year. This effort has resulted in relatively low gross profit margins on retail activities, which have been near historical lows in recent periods. Management believes that an increase in the sale of jewelry items during the more significant jewelry selling seasons of the fourth and first quarters has the potential to improve overall retail gross profit margins.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn lending operations as of September 30, 2015 and 2014, and December 31, 2014, respectively (dollars in thousands):

	As of September 30,
	2015		2014
Domestic pawn operations	Amount	%	Amount	%
Jewelry - held for one year or less	$132,533	55.9%	$115,625	53.1%
Other merchandise - held for one year or less	91,168	38.5%	91,058	41.9%
Total merchandise held for one year or less	223,701	94.4%	206,683	95.0%
Jewelry - held for more than one year	6,584	2.8%	2,532	1.2%
Other merchandise - held for more than one year	6,742	2.8%	8,448	3.8%
Total merchandise held for more than one year	13,326	5.6%	10,980	5.0%
Merchandise held for disposition, gross	$237,027	100.0%	$217,663	100.0%
Less: Inventory valuation allowance	$(2,800)		$(2,400)
Merchandise held for disposition, net of allowance	$234,227		$215,263

Merchandise held for disposition, net of allowance, increased $19.0 million, or 8.8%, from September 30, 2014 to September 30, 2015. The increase was primarily due to an increase in jewelry inventory as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. The allowance for merchandise held for disposition increased by $0.4 million from September 30, 2014 to September 30, 2015, primarily due to increased inventory levels, as well as the Company’s historical experience of inventory losses due to damage, theft or obsolescence.

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

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, loan loss provision and consumer loan fees, net of the loss provision, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$13,432	$7,111	$20,543	$21,476	$3,355	$24,831
Less: consumer loan loss provision	3,743	3,606	7,349	6,645	1,969	8,614
Consumer loan fees, net loss provision	$9,689	$3,505	$13,194	$14,831	$1,386	$16,217
Year-over-year change - $	$(5,142)	$2,119	$(3,023)	$(3,233)	$(17)	$(3,250)
Year-over-year change - %	(34.7)%	152.9%	(18.6)%	(17.9)%	(1.2)%	(16.7)%
Consumer loan loss provision as a % of consumer loan fees	27.9%	50.7%	35.8%	30.9%	58.7%	34.7%

Consumer loan fees, net of loss provision, decreased $3.0 million, or 18.6%, in the current quarter compared to the prior year quarter, primarily due to a $4.3 million, or 17.3%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to store location closures and sales and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, resulting in a reduction of 182 consumer lending locations during the twelve months ended September 30, 2015. For more information, see “The Company’s Business—Locations.” The decrease in consumer loan fees was partially offset by fees from an unsecured installment loan product offering that was expanded into some of the Company’s lending locations in the first three months of 2015.

The consumer loan loss provision decreased by $1.3 million, or 14.7%, in the current quarter compared to the prior year quarter, primarily due to store location closures and sales and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, as well as an improvement in short-term loan portfolio performance in the remaining locations and decreased charge-offs in the current quarter compared to the prior year quarter. The loss provision as a percentage of consumer loan fees increased to 35.8% in the current quarter compared to 34.7% in the prior year quarter, primarily due to a higher mix of unsecured installment loans in the current quarter as compared to the prior year quarter as a result of the expansion of an unsecured installment loan product in the first quarter of 2015. The higher loss provision as a percentage of consumer loan fees for installment loans reflects the less mature nature of that portfolio in comparison to the short-term portfolio.

Consumer Loan Information by Product

The following tables provide additional information related to each of the Company’s consumer loan products as of and for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$110,203	$1,636	$111,839	$164,835	$2,465	$167,300
Guaranteed by the Company(b)	7,021	20,040	27,061	16,678	6,904	23,582
Combined consumer loans written and renewed	$117,224	$21,676	$138,900	$181,513	$9,369	$190,882
	As of September 30,
	2015			2014
Ending consumer loan balances, gross
Company owned	$29,264	$4,608	$33,872	$42,978	$6,823	$49,801
Guaranteed by the Company(b)	1,503	10,823	12,326	3,728	8,108	11,836
Combined ending consumer loan balances, gross(d)	$30,767	$15,431	$46,198	$46,706	$14,931	$61,637
Allowance and liability for losses
Company owned	$2,038	$1,186	$3,224	$3,650	$1,620	$5,270
Guaranteed by the Company(b)	122	2,118	2,240	450	638	1,088
Combined allowance and liability for losses	$2,160	$3,304	$5,464	$4,100	$2,258	$6,358
Ending consumer loan balances, net
Company owned	$27,226	$3,422	$30,648	$39,328	$5,203	$44,531
Guaranteed by the Company(b)	1,381	8,705	10,086	3,278	7,470	10,748
Combined ending consumer loan balances, net(d)	$28,607	$12,127	$40,734	$42,606	$12,673	$55,279
Average amount outstanding per consumer loan (in ones)(a)(c)	$455	$1,138		$463	$1,550
Consumer loan ratios:
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(d)	7.0%	21.4%	11.8%	8.8%	15.1%	10.3%

(a)	The disclosure regarding the amount of consumer loans written and renewed and the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

(b)
The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is included in the Company’s consolidated balance sheets.

(c)
The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period.

(d)	Non-GAAP measure.

Management evaluates consumer loan loss rates for all of its consumer loan products to determine credit quality and evaluate trends. The allowance and liability for losses as a percentage of consumer loan balances, gross, increased to 11.8% as of September 30, 2015, compared to 10.3% as of September 30, 2014. This increase was primarily due to a higher mix of unsecured installment loans in the current quarter as compared to the prior year quarter, mainly due to the expansion of an unsecured installment loan product offering in the first quarter of 2015, as well as the decrease in remaining balances for an installment loan product secured by a customer’s vehicle, as the Company has discontinued this product. In addition, the higher allowance and liability for losses as a percentage of consumer loan balances for installment loans reflects the less mature nature of that portfolio in comparison to the short-term portfolio. The increase in the allowance and liability as a percentage of consumer loan balances, gross, was partially offset by improved performance in the short-term loan portfolio, which resulted in decreased short-term loan loss reserve rates.

The decrease in the average amount of installment loans outstanding from the prior year quarter to the current quarter was primarily due to the discontinuation during 2014 of one of the Company’s installment loan products secured by a customer’s vehicle that typically carried higher average balances than other loans in the installment loan portfolio.

Operations and Administration Expenses

Operations expenses include expenses incurred for personnel, occupancy and other charges that are directly related to the Company’s business. Operations expenses include all expenses directly related to the Company’s storefront locations and the Company’s call centers for customer service and collections. Administration expenses include expenses related to corporate service functions. Beginning in the first quarter of 2015, costs related to corporate office-based management supervision of the Company’s locations were reclassified from operations expense to administration expense to better align expenses with the Company’s current operating structure. Amounts in all prior periods have been reclassified to conform to this current presentation. These reclassifications had no impact on total operations and administration expenses previously reported.

The table below shows additional detail of the operations and administration expenses for the Company for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$52,665	$14,157	$66,822	$55,869	$21,566	$77,435
Occupancy	28,811	967	29,778	30,626	1,016	31,642
Other	8,717	4,558	13,275	9,795	5,563	15,358
Total	$90,193	$19,682	$109,875	$96,290	$28,145	$124,435

Consolidated operations and administration expenses decreased $14.6 million, or 11.7%, in the current quarter compared to the prior year quarter. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability. The decrease in consolidated operations and administration expenses included a $1.7 million decrease due to the sale of the Company’s Mexico-based operations in August 2014.

Operations expenses decreased $6.1 million, or 6.3%, in the current quarter compared to the prior year quarter and included a $1.4 million decrease due to the sale of the Company’s Mexico-based operations. Domestic operations expense decreased $4.7 million, primarily due to a lower personnel and occupancy cost structure as a result of the Reorganization and decreased storefront locations, as well as decreased marketing, selling, travel and office expenses used to support the Company’s storefront locations.

Administration expenses decreased $8.5 million, or 30.1%, in the current quarter compared to the prior year quarter and included a $0.3 million decrease due to the sale of the Company’s Mexico-based operations. Domestic administration expenses decreased $8.2 million, mainly driven by a $7.3 million decrease in personnel expenses, primarily due to expenses that were included in the prior year quarter for severance and other employee-related costs related to the Reorganization. In addition, domestic personnel expenses decreased in the current quarter compared to the prior year quarter due to the lower personnel cost structure that resulted from the Reorganization, as well as lower claims related to health insurance, partially offset by increased performance-based incentive expense. Other expenses decreased $1.0 million, or 18.1%, primarily due to decreased legal, travel and selling expenses.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Depreciation	$12,072	$13,455	$(1,383)	(10.3)%
Amortization	1,628	1,651	(23)	(1.4)%
Total	$13,700	$15,106	$(1,406)	(9.3)%

Depreciation and amortization expenses decreased $1.4 million for the current quarter compared to the prior year quarter, primarily due to a reduced number of domestic pawn and consumer lending locations as a result of store closures and sales, as well as reduced depreciation as a result of the sale of the Company’s Mexico-based pawn operations in August 2014.

Divestitures

The Company incurred a gain on divestitures of $0.1 million in the current quarter, compared to a loss on divestitures of $5.2 million in the prior year quarter. The loss in the prior year quarter included $4.9 million in aggregate losses related to the sale of the Company’s Mexico-based pawn operations, which was composed of a $2.8 million loss on the sale and a $2.1 million expense for the write-off of an uncollectible tax receivable. The loss in the prior year quarter also included a $0.3 million loss on the sale of all five of the Company’s Colorado pawn lending locations.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest expense	$3,448	$4,324	$(876)	(20.3)%
Less: interest income	53	3	50
Interest expense, net	$3,395	$4,321	$(926)	(21.4)%

Interest expense decreased $0.9 million in the current quarter compared to the prior year quarter due to lower average debt levels and a slight shift in the mix of debt to lower-cost line of credit borrowings. Since June 30, 2014, the Company has repurchased $115.5 million in principal amount of the Company’s $300.0 million aggregate principal amount of 5.75% senior notes due May 15, 2018 (the “2018 Senior Notes”).

Loss on Early Extinguishment of Debt
The Company incurred a loss on early extinguishment of debt of $6.0 million in the prior year quarter due to the repurchase of $103.5 million of principal amount of the 2018 Senior Notes in the prior year quarter with no comparable gain or loss in the current quarter.

Income Taxes

The Company’s effective tax rate was 37.8% in the current quarter as compared to the effective tax rate of 14.3% in the prior year quarter. The effective tax rate for the prior year quarter was reduced by the allocation of tax, including tax on allocated overhead expenses, between continuing and discontinued operations based on expected full-year results of these operations. Due to the net loss from continuing operations in the prior year quarter, the effective tax rate for the prior year quarter was also downwardly affected by state and local taxes and permanently non-deductible items, which included the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for the prior year quarter. Net income from discontinued operations was $19.3 million for the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding decreased $13.2 million, or 5.2%, from the prior year nine-month period to the current nine-month period, partly due to a $5.3 million decrease in the average balance outstanding related to the Company’s Mexico-based pawn operations, which were sold in August 2014. In addition, pawn loan fees and services charges decreased $9.8 million, or 4.0%, from the prior year nine-month period to the current nine-month period.

The following table sets forth selected data related to the Company’s pawn lending activities, excluding the Company’s Mexico-based pawn operations, for the nine months ended September 30, 2015 and 2014 (dollars in thousands, except where otherwise noted):

	Nine Months Ended September 30,
Domestic pawn operations	2015	2014(a)	$ Change	% Change
Pawn loan fees and service charges	$236,647	$241,459	$(4,812)	(2.0)%
Average pawn loan balance outstanding	$239,168	$247,002	$(7,834)	(3.2)%
Amount of pawn loans written and renewed	$747,047	$781,437	$(34,390)	(4.4)%
Average amount per pawn loan (in ones)	$126	$124	$2	1.6%
Annualized yield on pawn loans	132.3%	130.7%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the nine months ended
September 30, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $5,031, an average pawn loan balance outstanding of $5,347, pawn loans written and renewed of $38,837, an average amount per pawn loan of $87, and an annualized yield on pawn loans of 144.9%.

Average domestic pawn loan balances decreased $7.8 million, or 3.2%, in the current nine-month period compared to the prior year nine-month period, primarily due to a decrease in the average pawn loan balance in same-store domestic pawn locations, as well as a decrease in the number of stores offering pawn loans due to store location closures or sales. Pawn loan balances at the beginning of the current nine-month period were below prior year levels and maintained this relationship throughout the current nine-month period.

Domestic pawn loan fees and service charges decreased by $4.8 million, or 2.0%, from the prior year nine-month period to the current nine-month period. This decrease was primarily driven by lower average domestic pawn loan balances during the current nine-month period as compared to the prior year nine-month period, partially offset by a higher domestic pawn loan yield of 132.3% in the current nine-month period compared to 130.7% in the prior year nine-month period, primarily due to a shift in the geographic concentrations of pawn loans into states with higher statutory pawn loan yields.

Proceeds from Disposition of Merchandise and Gross Profit

On a consolidated basis, proceeds from disposition decreased $30.7 million, or 6.4%, from the prior year nine-month period to the current nine-month period. Gross profit from disposition decreased $4.2 million, or 3.1%, from the prior year nine-month period to the current nine-month period.

The following table summarizes the proceeds from the disposition of merchandise and the related profit, excluding the Company’s Mexico-based pawn operations, for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014 (a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$381,846	$65,736	$447,582	$366,792	$99,224	$466,016
Gross profit on disposition	$122,545	$8,212	$130,757	$122,486	$9,879	$132,365
Gross profit margin	32.1%	12.5%	29.2%	33.4%	10.0%	28.4%
Percentage of total gross profit	93.7%	6.3%	100.0%	92.5%	7.5%	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the nine months ended September 30, 2014, Mexico-based pawn operations had proceeds from disposition of $12,298, gross profit on disposition of $2,582, and gross profit margin of 21.0%.

Proceeds from disposition for domestic pawn operations decreased $18.4 million, or 4.0%, from the prior year nine-month period to the current nine-month period, primarily due to a decrease in commercial proceeds from disposition of $33.5 million, or 33.7%, as a result of the Company’s continued emphasis on retail disposition in stores and efforts to place less reliance on the commercial disposition of merchandise. Retail proceeds from disposition increased $15.1 million, or 4.1%, primarily due to the Company’s emphasis on retail disposition activities in its storefront locations. The decreased emphasis on commercial disposition also contributed to a decrease in the Company’s merchandise turnover ratio from 2.2 times in the prior year nine-month period to 2.0 times in the current nine-month period, as routine and frequent commercial dispositions typically contribute to a higher turnover ratio.

Gross profit on disposition for domestic pawn operations decreased $1.6 million, or 1.2%, from the prior year nine-month period to the current nine-month period, primarily due to a $1.7 million, or 16.9%, decrease in gross profit on commercial dispositions, mainly as a result of lower diamond yields. In addition, the Company experienced an increase in domestic gross profit margin to 29.2% in the current nine-month period, compared to 28.4% in the prior year nine-month period, primarily due to a higher gross profit margin on commercial dispositions of gold. Partially offsetting this increase, the Company experienced a lower gross profit margin on retail sales, primarily due to the Company’s emphasis on the discounting of merchandise, particularly non-jewelry items, in an effort to reduce the levels of non-jewelry merchandise held for more than one year.

Consumer Loan Activities

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans by product type and segment, and the related loan loss provision for the current and prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$43,857	$16,316	$60,173	$63,913	$10,577	$74,490
Less: consumer loan loss provision	8,575	7,974	16,549	18,041	6,020	24,061
Consumer loan fees, net loss provision	$35,282	$8,342	$43,624	$45,872	$4,557	$50,429
Year-over-year change - $	$(10,590)	$3,785	$(6,805)	$(9,506)	$(611)	$(10,117)
Year-over-year change - %	(23.1)%	83.1%	(13.5)%	(17.2)%	(11.8)%	(16.7)%
Consumer loan loss provision as a % of consumer loan fees	19.6%	48.9%	27.5%	28.2%	56.9%	32.3%

Consumer loan fees, net of loss provision, decreased $6.8 million, or 13.5%, in the current nine-month period compared to the prior year nine-month period, primarily due to a $14.3 million, or 19.2%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to store location closures and sales and the Company’s strategic decision to deemphasize and eliminate its short-term consumer lending activities in many of its locations, resulting in a reduction of 182 consumer lending locations during the twelve months ended September 30, 2015. For more information, see “The Company’s Business—Locations.” The decrease in consumer loan fees was partially offset by fees from an unsecured installment loan product offering that was expanded into some of the Company’s lending locations in the first three months of 2015.

The consumer loan loss provision decreased by $7.5 million, or 31.2%, in the current nine-month period compared to the prior year nine-month period. The decrease in the loss provision was primarily due to the decrease in consumer loan balances as a result of store location closures and sales and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, as well as an improvement in short-term loan portfolio performance in remaining locations and decreased charge-offs in the current nine-month period compared to the prior year nine-month period. In addition, the Company sold $2.5 million of delinquent loans to third parties in the current nine-month period of 2015. The consumer loan loss provision as a percentage of consumer loan fees decreased to 27.5% in the current nine-month period from 32.3% in the prior year nine-month period, primarily due to the improved short-term loan portfolio performance in the current nine-month period compared to the prior year nine-month period.

Consumer Loans Written and Renewed

Consumer loans written and renewed is statistical data that is not included in the Company’s financial statements and represents loans originated by the Company and by third-party lenders through the CSO programs. The following table summarizes consumer loans written and renewed for the current nine-month period and prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed
Company owned	$351,706	$4,585	$356,291	$481,561	$6,817	$488,378
Guaranteed by the Company (a)	21,889	57,826	79,715	51,922	18,103	70,025
Combined consumer loans written and renewed	$373,595	$62,411	$436,006	$533,483	$24,920	$558,403

(a) The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is included in the Company’s consolidated balance sheets.

Operations and Administration Expenses

The table below shows additional detail of the operations and administration expenses for the Company for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$161,621	$43,053	$204,674	$166,978	$59,651	$226,629
Occupancy	88,068	2,779	90,847	92,228	2,872	95,100
Other	26,839	17,159	43,998	31,621	17,215	48,836
Total	$276,528	$62,991	$339,519	$290,827	$79,738	$370,565

Consolidated operations and administration expenses decreased $31.0 million, or 8.4%, in the current nine-month period compared to the prior year nine-month period. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability. The decrease in consolidated operations and administration expenses included an $8.1 million decrease due to the sale of the Company’s Mexico-based operations in August 2014.

Operations expenses decreased $14.3 million, or 4.9%, in the current nine-month period compared to the prior year nine-month period and included a $6.1 million decrease due to the sale of the Company’s Mexico-based operations. Domestic operations expenses decreased $8.2 million, primarily due to a lower personnel and occupancy cost structure as a result of the Reorganization and decreased storefront locations, as well as decreased marketing, legal, selling and office expenses, partially offset by increased expenses in the current nine-month period related to the closure of certain lending locations and regional offices in the current nine-month period.

Administration expenses decreased $16.7 million, or 21.0%, in the current nine-month period compared to the prior year nine-month period and included a $2.0 million decrease due to the sale of the Company’s Mexico-based operations. Domestic administration expenses decreased $14.7 million, mainly driven by a $15.4 million decrease in personnel expenses, primarily due to a lower personnel cost structure that resulted from the Reorganization, as well as reduced insurance expenses from lower claims on health insurance, partially offset by expenses that were included in the prior year nine-month period for severance and other employee-related costs related to the Reorganization.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Depreciation	$37,885	$40,491	$(2,606)	(6.4)%
Amortization	4,893	4,939	(46)	(0.9)%
Total	$42,778	$45,430	$(2,652)	(5.8)%

Depreciation and amortization expenses decreased $2.7 million for the current nine-month period compared to the prior year nine-month period, primarily due to a reduced number of domestic pawn and consumer lending locations as a result of store closures and sales, as well as reduced depreciation as a result of the sale of the Company’s Mexico-based pawn operations in August 2014. This decrease was partially offset by accelerated depreciation in the current nine-month period due to the closure of certain lending locations and regional offices.

Divestitures

The Company incurred a gain on divestitures of $0.3 million in the current nine-month period, compared to a loss on divestitures of $5.2 million in the prior year nine-month period. The loss in the prior year nine-month period included $4.9 million in aggregate losses related to the sale of the Company’s Mexico-based pawn operations, which was composed of a $2.8 million loss on sale and a $2.1 million expense for the write-off of an uncollectible tax receivable. The loss in the prior year nine-month period also included a $0.3 million loss on the sale of all five of the Company’s Colorado pawn lending locations.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Interest expense	$10,649	$22,781	$(12,132)	(53.3)%
Less: interest income	60	7,647	(7,587)	(99.2)%
Interest expense, net	$10,589	$15,134	$(4,545)	(30.0)%

Interest expense, net of interest income, decreased $4.5 million, or 30.0%, in the current nine-month period as compared to the prior year nine-month period. During the current nine-month period, interest expense decreased $12.1 million, primarily due to the payoff of several of the Company’s debt instruments in 2014, thereby decreasing the Company’s average debt outstanding during the current nine-month period compared to the prior year nine-month period. Interest income in the prior year nine-month period primarily related to the Company’s outstanding note receivable from Enova (the “Enova Note Receivable”). The Enova Note Receivable was repaid in full and was terminated in May 2014, resulting in a decrease in interest income of $7.6 million in the current nine-month period from the prior year nine-month period.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $0.6 million in the current nine-month period compared to $22.6 million in the prior year nine-month period. In the current nine-month period, the Company repurchased $12.0 million in principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

In the prior year nine-month period, the Company incurred a loss on early extinguishment of debt of $22.6 million, primarily due to a $14.9 million loss on early extinguishment of debt that resulted from the prepayment of $106.2 million in principal amount of the Company’s 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”). In the prior year nine-month period, the Company also incurred a $6.0 million loss on early extinguishment of debt due to the repurchase of $103.5 million in principal amount of the 2018 Senior Notes, as well as a $1.5 million loss upon the repurchase of $58.6 million in principal amount of the Company’s $115.0 million aggregate principal amount of 5.25% convertible senior notes due May 15, 2029 (the “2029 Convertible Notes”).

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $1.2 million in the current nine-month period in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock. See Note 5 of the consolidated financial statements for additional information.

Income Taxes

The Company’s effective tax rate was 38.0% in the current nine-month period as compared to the effective tax rate of 14.5% in the prior year nine-month period. Due to the net loss from continuing operations in the prior-year nine-month period, the effective tax rate for the prior year nine-month period was downwardly affected by state and local taxes and permanently non-deductible items, which included the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for the prior year nine-month period. Net income from discontinued operations was $94.5 million for the prior year nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s continuing cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by continuing operating activities	$87,395	$84,269
Pawn activities, net	$(32,789)	$(32,810)
Consumer loan activities, net	(3,074)	(16,738)
Acquisitions, net of cash acquired	—	(1,204)
Purchases of property and equipment	(11,498)	(32,596)
Proceeds from divestitures, net of cash divested	2,943	21,534
Proceeds from note receivable	—	424,646
Dividends received	—	122,384
Other investing	(676)	(313)
Net cash (used in) provided by continuing investing activities	$(45,094)	$484,903
Net proceeds (payments) under debt instruments	$9,769	$(564,615)
Treasury shares purchased	(81,344)	(1,410)
Dividends paid	(4,123)	(2,976)
Other financing	175	(408)
Net cash used in continuing financing activities	$(75,523)	$(569,409)
Net cash provided by discontinued operations	$—	$60,063
Working capital from continuing operations	$588,055	$552,227
Cash and cash equivalents	$19,811	$19,291
Total debt	$206,239	$206,022
Current ratio for continuing operations	6.9 x	7.1 x
Domestic merchandise turnover	2.0 x	2.2 x
Debt to Adjusted EBITDA ratio(a)	1.9 x	1.9 x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities was $87.4 million for the current nine-month period, which represented an increase of $3.1 million, or 3.7%, from $84.3 million in the prior year nine-month period. The increase included a $32.8 million increase in net income from continuing operations and a $16.2 million increase in cash from accounts payable and accrued expenses, which was mainly a result of a payment in the prior year nine-month period for the 2013 Litigation Settlement with no corresponding payment in the current nine-month period. Partially offsetting this increase, current and deferred income taxes payable decreased $13.1 million, mainly due to payments received from Enova in 2014 related to its income tax liability for the prior year nine-month period. Furthermore, cash provided by continuing operating activities decreased by $7.9 million due to the reclassification during the prior year nine-month period of cash from “Restricted cash” to “Cash and cash equivalents” on the Company’s consolidated balance sheet in connection with the release of restrictions on certain funds associated with the Company’s consent order issued by the Consumer Financial Protection Bureau (the “CFPB”). Additional changes in operating assets and liabilities and non-cash adjustments, including the change in prepaid expenses and other assets and adjustments for the consumer loan loss provision, interest income from the Enova note receivable, and non-cash gain or loss on divestitures, resulted in a $24.9 million decrease for the current nine-month period compared to the prior year nine-month period.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Continuing Investing Activities

Net cash used in continuing investing activities was $45.1 million in the current nine-month period, which represented a decrease of $530.0 million, or 109.3%, from net cash provided by continuing investing activities of $484.9 million in the prior year nine-month period, primarily due to transactions related to the Company’s former subsidiary, Enova, that occurred prior to the Enova Spin-off. These transactions included the receipt of $424.6 million in proceeds for the Enova Note Receivable and $122.4 million in cash dividends received from Enova in the prior year nine-month period with no corresponding amounts in the current nine-month period. In addition, the Company completed the divestitures of its Mexico-based pawn operations and all five pawn-lending locations in Colorado in the prior year nine-month period and received aggregate cash consideration, net of cash held at the date of divestiture, of $21.5 million. Partially offsetting these factors, cash used in consumer loan activities decreased $13.7 million in the current nine-month period compared to the prior year nine-month period, due to a decrease in the volume of consumer loans written as a result of the Company’s strategic reduction of its consumer lending activities.

In addition, expenditures for property and equipment decreased $21.1 million in the current nine-month period compared to the prior year nine-month period. Management anticipates that expenditures for property and equipment, excluding acquisitions of stores, for the remainder of 2015 will be between $10.0 million and $15.0 million, primarily for the remodeling of stores, facility upgrades and technology infrastructure.

Proceeds from disposition of marketable securities increased cash from investing activities by $0.4 million for the current nine-month period, due to the disposition of Enova common stock that was withheld for taxes in conjunction with the issuance of Enova shares under the Company’s long-term incentive plans. With respect to the Enova shares retained by the Company in connection with the Enova Spin-off, the Company has agreed, pursuant to a private letter ruling received from the Internal Revenue Service, to dispose of its Enova shares (other than shares retained for delivery under the Company’s long-term incentive plans) within two years following the Enova Spin-off, which will increase cash flows from continuing investing activities when sold. The Company’s investment in Enova common stock was $66.4 million as of September 30, 2015 based on a quoted market price per share of $10.22. As of December 31, 2014, the Company’s investment in Enova common stock was $131.6 million, based on a quoted market price per share of $22.26, less an adjustment factor since these shares were not yet registered with the SEC as of that date. See Note 5 of the consolidated financial statements for additional information.

Cash Flows from Continuing Financing Activities

Net cash flows used in continuing financing activities decreased by $493.9 million, from $569.4 million in the prior year nine-month period to $75.5 million in the current nine-month period. The decrease was mainly due to a decrease of $574.4 million for debt payments, net of borrowings, in the current nine-month period compared to the prior year nine-month period. The debt payment activity in the prior year nine-month period took place prior to the Enova Spin-off and was facilitated by the proceeds received from Enova for the Enova Note Receivable and from cash dividends received from Enova. Debt payment activity in the prior year nine-month period included $184.2 million in net payments made under the Company’s $280 million line of credit (the “Line of Credit”) and $380.5 million in payments made to redeem the Company’s 2029 Convertible Notes, the Private Placement Notes, and the variable senior rate unsecured notes due March 31, 2018, and the repurchase of $103.5 million in principal amount of the 2018 Senior Notes. For the current nine-month period, the Company repurchased $12.0 million in principal amount of the 2018 Senior Notes and had $21.8 million in borrowings under its Line of Credit.

This decrease in net cash flows used in continuing financing activities was partially offset by an increase of $79.9 million in cash used for repurchases of shares of the Company’s common stock for the current nine-month period compared to the prior year nine-month period. In the current nine-month period, the Company used cash to repurchase $81.3 million of its common stock. See “Share Repurchases” below for additional information.

As of September 30, 2015, the Company had $21.8 million in borrowings outstanding under the Line of Credit, with $258.2 million in available borrowings remaining under the Line of Credit as of that date. Management believes that the borrowings available under the Line of Credit, anticipated cash generated from operations and current working capital of $588.1 million is sufficient to meet the Company’s anticipated capital requirements for its business. See Note 6 of the consolidated financial statements for additional information regarding the Company’s debt instruments, including the Line of Credit.

In addition, the Company had standby letters of credit of $6.0 million issued under its $20.0 million standby Letter of Credit Facility as of September 30, 2015.

As of September 30, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements. On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the Trustee (“2018 Senior Notes Indenture”), filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Line of Credit, which had $258.2 million in unused amounts as of September 30, 2015. As of September 30, 2015, the Company had $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding, and a make-whole premium on such principal balance as of September 30, 2015 would have been approximately $20.9 million.

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

Share Repurchases

On January 28, 2015, the Board of Directors of the Company authorized a share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “January 2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). During the current nine-month period, the Company purchased 3,258,166 shares under the January 2015 Authorization for a total investment of $80.7 million, including commissions. All shares that have been repurchased have been placed in treasury and are not considered outstanding for earnings per common share computation purposes.

As of September 30, 2015, there were 741,834 shares remaining under the January 2015 Authorization to repurchase shares. On October 28, 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which will take effect once all shares under the January 2015 Authorization have been repurchased. The Company’s decision to repurchase the remaining available shares under the January 2015 Authorization and the October 2015 Authorization in the future will be based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand its business and pursue strategic objectives.

Periodically, the Company has, and may continue to, enter into arrangements with designated brokers to facilitate the repurchase of shares under its repurchase authorizations. In the past, the Company has entered into Rule 10b5-1 plans and an accelerated share repurchase (“ASR”) agreement for the repurchase of its shares. Management believes that such programs provide an orderly way to acquire shares in the open market, and it allows for shares to be purchased at times when they would otherwise not be permitted due to the Company’s trading policies or the possession of material non-public information. See Note 7 of the consolidated financial statements for additional information on the ASR agreement.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of less than 90 days. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees have terms of up to 48 months. As of September 30, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $12.3 million and $11.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.2 million and $1.1 million as of September 30, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions or any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. For the three months ended September 30, 2015, there were no changes in the factors described above that would significantly impact the fair value of the Company and suggest an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

RECENT ACCOUNTING PRONOUCEMENTS

See “Item 1. Financial Statements—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks result primarily from changes in interest rates, gold prices and the price of equity securities. Equity risk is the risk that the Company may incur a reduction in future earnings, cash flows or fair value of assets due to adverse changes in the market price of equity securities held by the Company. The Company is exposed to equity risk through its investment in Enova common stock, which is classified as “available-for-sale securities” and included in “Investment in equity securities” in the consolidated balance sheets.

                As of September 30, 2015, the fair value of Enova common stock held by the Company was $66.4 million and represents approximately 4.7% of the Company’s total assets. As of September 30, 2015, the Company’s cost basis in its investment in Enova common stock was approximately $20.0 million, and an unrealized gain of approximately $46.4 million was included in “Accumulated other comprehensive income.” A future increase or decrease in the quoted market price of Enova common stock would increase or decrease the pre-tax proceeds received and the resulting pre-tax gain recognized upon the sale of the Company’s Enova common stock. As of September 30, 2015, the impact of a 10% increase or decrease in the price of Enova common stock would result in a $6.6 million change to the fair value of the Enova common stock held by the Company, as well as a $6.6 million change to the pre-tax proceeds received and pre-tax gain recognized upon sale. See Note 5 of the consolidated financial statements for additional information on the Company’s investment in Enova.

                The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. Other than what is described above, there have been no material changes to the Company’s exposure to market risks since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Debt Agreement Compliance” under Note 6 of Part I, “Item 1. Financial Statements.”

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
The following table provides information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first nine months of 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	608	$20.97	—	4,000,000
February 1 to February 28	750,062	$21.06	726,400	3,273,600
March 1 to March 31	421,600	$23.68	421,600	2,852,000
April 1 to April 30	327,469	$25.65	326,800	2,525,200
May 1 to May 31 (c)	862,214	$27.20	857,430	1,667,770
June 1 to June 30	1,245	$27.33	—	1,667,770
July 1 to July 31	—	$0.00	—	1,667,770
August 1 to August 31 (d)	538,500	$25.48	538,436	1,129,334
September 1 to September 30	387,500	$25.66	387,500	741,834
Total	3,289,198	$24.73	3,258,166

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608, 23,589, 669, 4,725 and 1,245 for the months of January, February, April, May, and June, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 73, 59 and 64 shares for the months of February, May and August, respectively.

(b)
On January 28, 2015, the Board of Directors approved the January 2015 Authorization. This repurchase authorization canceled and replaced the 2013 Authorization. All share repurchases made under the January 2015 Authorization have been through open market transactions or through the ASR agreement. On October 28, 2015, the Board of Directors approved the October 2015 Authorization, which authorizes the repurchase of up to 3.0 million shares of the Company’s common stock and will take effect once all shares under the January 2015 Authorization have been repurchased.

(c)
Amounts include the initial shares acquired under the ASR agreement entered into by the Company and a financial institution in May 2015. The total number of shares purchased and the maximum number of shares that may yet be purchased under the January 2015 Authorization include the effects of the 684,230 shares received by the Company upon initial delivery of shares under the ASR agreement, and the average price paid per share includes the effects of the $18.7 million value of the initial shares delivered divided by the 684,230 shares delivered.

(d)
Amounts include additional shares received upon final settlement of the ASR agreement. The total number of shares purchased and the maximum number of shares that may yet be purchased under the January 2015 Authorization include the effects of the additional 145,436 shares received upon settlement of the ASR agreement, and the average price paid per share includes the effects of the $3.3 million recorded in treasury shares upon the final settlement divided by the additional 145,436 shares delivered. For additional information, see Note 7 of Part I, “Item 1. Financial Statements.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
On October 28, 2015, the Company’s Board of Directors, upon the recommendation of the Management Development and Compensation Committee of the Company, approved an increase in base salary for Mr. Victor L. Pepe, who serves as the Company’s Executive Vice President - Chief Marketing and Technology Officer.  Mr. Pepe previously served as the Company’s Executive Vice President - Chief Information Officer, and his role has been expanded to oversee the Company’s marketing activities.  Mr. Pepe’s base salary increased from $360,500 to $395,000.  The increase in base salary was a result of Mr. Pepe’s increased responsibility in his new role.  The increase in Mr. Pepe’s base salary will be effective as of November 1, 2015.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Cash America International, Inc. Amended and Restated Severance Pay Plan For Executives dated September 29, 2015					X

10.2	Seventh Amendment to Credit Agreement dated as of October 6, 2015 among Cash America International, Inc., the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015, September 30, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Equity as of September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2015	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Cash America International, Inc. Amended and Restated Severance Pay Plan For Executives dated September 29, 2015					X

10.2	Seventh Amendment to Credit Agreement dated as of October 6, 2015 among Cash America International, Inc., the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015, September 30, 2014 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Equity as of September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.