Form 10-K
period 2015-12-31
CASH AMERICA INTERNATIONAL INC
filed 2016-02-26
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number 001-09733

Texas		75-2018239
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
1600 West 7th Street
Fort Worth, Texas		76102 – 2599
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:
(817) 335-1100

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share		New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑
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
The aggregate market value of 26,337,654 shares of the registrant’s common stock, par value $0.10 per share, held by non-affiliates on June 30, 2015 was approximately $689,783,158.
At February 22, 2016 there were 24,471,110 shares of the registrant’s common stock, $0.10 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•
risks related to the regulation of the Company, such as the failure to comply with existing, the adoption of new, or adverse changes in the interpretation or enforcement of laws, rules, regulations and guidance, the regulatory and examination authority of the Consumer Financial Protection Bureau (“CFPB”), and the effect of and compliance with enforcement actions, orders and agreements issued by applicable regulators;

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

Overview

General

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment. The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for over 30 years. The Company believes it was one of the largest providers of pawn loans in the world in 2015 based on the amount of loans outstanding to its customers. A general overview of the Company’s products and services is included below. See “Services Offered by the Company” for additional details regarding these products and services.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Annual Report refers to the Company’s continuing operations and results from continuing operations. See “Enova Spin-off” for more information on continuing and discontinued operations.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to its pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company also offered pawn loans in Mexico until the sale of its Mexico-based operations in August 2014. Pawn-related total revenue accounted for 91%, 90% and 88% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Consumer Loan Activities

Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans that the Company offers include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan total revenue accounted for 8%, 9% and 11% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Short-term consumer loan products that the Company offers include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs”). Installment consumer loans are longer-term, multi-payment loans that require the pay-down of the outstanding principal balance in multiple installments. Installment loan products that the Company offers are unsecured and can either be written by the Company or by a third-party lender through the CSO programs. See “Services offered by the Company—Consumer Loan Activities” for further discussion of the CSO programs. The Company previously offered installment loans secured by a customer’s vehicle, but it ceased offering that product in the latter half of 2015.

Check Cashing and Other Financial Services

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its

Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance, consistent with its strategy to emphasize pawn-related services in its Company-operated locations. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Enova Spin-off

On November 13, 2014, the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders (the “Enova Spin-off”). Prior to the Enova Spin-off, Enova was a wholly-owned subsidiary of the Company that operated its online lending business and comprised the Company’s e-commerce segment. Following the Enova Spin-off, the Company no longer offers loans online. Upon completion of the Enova Spin-off, the Company reclassified the financial results of Enova to discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 2.”

Locations

The following table sets forth, as of December 31, 2015, 2014 and 2013, the number of Company-operated locations that offered pawn lending, consumer lending, and other services, in addition to franchised locations that offered check cashing services. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s domestic pawn and consumer lending locations operated in 20, 21 and 22 states as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 2014, and 2013, the franchised check cashing locations operated in 12, 12 and 14 states, respectively.

	As of December 31,
	2015	2014	2013
Company-operated locations offering:
Pawn lending only (a)	548	548	294
Both pawn and consumer lending	253	272	582
Consumer lending only	21	39	40
Total Company-operated locations	822	859	916
Franchised check cashing centers	75	84	90
Total	897	943	1,006

(a) As of December 31, 2013, Company-operated locations included 47 Mexico-based, pawn-lending-only locations that operated under the name “Cash America casa de empeño.” The Company sold its Mexico-based operations in August 2014.

For the year ended December 31, 2015, the Company closed or sold 39 locations. Consistent with the Company’s strategy to deemphasize its consumer lending activities, 29 of the locations closed or sold were locations that offered consumer loans as their primary product. The closed or sold locations also included ten less-profitable, pawn-lending-only locations that were closed or sold during the year ended December 31, 2015. In addition, the Company eliminated the consumer loan product in eight of its pawn lending locations during the year ended December 31, 2015. In line with the current strategy to focus on its pawn lending operations, the Company expects to eliminate consumer lending activities in approximately 47 locations in 2016. Most of this activity is expected to take place in the first half of 2016.

For the year ended December 31, 2014, the Company closed or sold 62 locations, including the sale of 47 and five locations upon the exit of the non-strategic markets of Mexico and Colorado, respectively. In addition, the Company eliminated the consumer loan product in 302 of its pawn lending locations during the year ended December 31, 2014.

The table below outlines acquisitions, start-ups and closures for Company-operated locations for the five years ended December 31, 2015.

	As of December 31,
	2015	2014	2013	2012	2011
Locations at beginning of period	859	916	878	973	950
Acquired	2	1	76	37	8
Start-ups	—	4	8	22	20
Sold	(12)	(52)	—	—	—
Combined or closed	(27)	(10)	(46)	(154)	(5)
Locations at end of period	822	859	916	878	973

While the Company has been more focused on organic business growth in recent years and has not increased its number of locations in the last two years, the Company has historically expanded by acquiring and establishing new lending locations. Over the last five years, the Company has expanded its pawn lending presence in the United States by adding 178 locations, of which 124 were added through acquisitions. The majority of these acquired locations were purchased through the following acquisitions:

•
In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations in Georgia and North Carolina that operated primarily under the name PawnMart.

•
In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn-lending location (that was under construction but not open for business at the time of the acquisition), all of which operated under the name Top Dollar Pawn.

•	In December 2012, the Company completed the acquisition of substantially all of the assets of a 25-store chain of pawn lending locations in Kentucky, North Carolina, and Tennessee.

•	In October 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations in Arizona.

The Company may, in the future, continue to expand its business through start-up locations within its existing geographic markets and into other markets based on its strategic goals and other considerations. Start-up costs for recently established locations in the United States have typically ranged from $450,000 to $650,000 and consist of the investment in property (excluding real estate) and equipment. These start-up amounts do not include the cost of merchandise transferred from other locations, funds to advance on pawn loans and consumer loans, or the payment of operating expenses in excess of revenue generated by the start-up locations.

Services Offered by the Company

Pawn Lending Activities

Pawn Loans

The Company offers pawn loans only in the United States. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. Since the Company’s pawn loans are non-recourse to the customer, the Company relies solely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan plus a yield on the loan amount. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

The Company receives pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to pawn lending transactions. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable laws, and generally range from 100% to 350% annually. In addition, as required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn transaction agreement, commonly referred to as a pawn ticket. These pawn loan fees and service charges contributed 31%, 30% and 30% of the Company’s total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

In the Company’s pawn lending operations, the maximum pawn loan amount is generally assessed as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, in the event that the loan becomes delinquent and the item is forfeited, would yield a profit margin consistent with the Company’s historical experience with similar items.

The Company holds the pledged property through the term of the loan and any extensions or renewals thereof, unless earlier repaid. The Company holds forfeited collateral until it is sold, as described in “Merchandise Disposition Activities” below. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the disposition of merchandise, as described below. Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable are accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. The Company typically experiences seasonal growth in its pawn loan balances, with increases during each of the second, third and fourth quarters of the year following lower balances in the first quarter of the year due to the heavy repayment of loans with tax refund proceeds received by customers.

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

Once the Company owns the forfeited collateral, the merchandise becomes available for disposition through either retail or commercial sales. Retail sales include the sale of jewelry and general merchandise primarily to consumers through the Company’s locations. Commercial sales represent a secondary source of disposition and include the sale of refined gold, diamonds, platinum, and silver to brokers or manufacturers.

Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the amount of proceeds from the sale and the cost of sales, which is either the Company’s cost basis in the loan (the amount loaned) or the amount paid for purchased merchandise. The Company provides an allowance for returns and an allowance for losses based on management’s evaluation of a variety of factors, including historical shrinkage and obsolescence rates for inventory.

Merchandise sales are typically highest during the first quarter tax refund and fourth quarter holiday seasons. Gross proceeds from merchandise disposition activities contributed 60%, 60% and 58% of the Company’s total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Customers may purchase merchandise on a layaway plan under which the customer agrees to pay the purchase price for the item plus a layaway fee, makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly-scheduled, non-interest-bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is returned to merchandise held for disposition. The layaway fee is recognized as revenue, and any amounts previously paid toward the item, less the layaway fee and a restocking fee, are returned to the customer as store credit.

Customers can return merchandise and receive a full refund, a replacement item of comparable value or store credit if the merchandise is returned within the first seven days of purchase. Following the seven-day period and for up to 30 days, customers can receive a replacement item of comparable value or store credit.

Consumer Loan Activities

In addition to pawn loans, the Company also offers or arranges certain consumer loans, including short-term loans and installment loans, in some of its locations. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders for customers through the CSO programs. Consumer loan fees earned by the Company contributed 8%, 9% and 11% of the Company’s total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Through the Company’s CSO programs, the Company provides services and receives fees related to a third-party lender’s consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with third-party lenders (“CSO loans”). In addition, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets. In the event that the customer defaults on a CSO loan, the Company purchases the specific loan, and the outstanding loan balance and related allowance for estimated losses is then included in “Consumer loans, net” in the Company’s consolidated financial statements.

Short-term loans generally have a loan term of seven to 45 days and are usually payable on the customer’s next payday, unless the loan is renewed or extended in accordance with applicable laws. The fees the Company charges on short-term loans in the United States vary according to applicable state laws governing the product but typically range between $10 to $25 per $100 borrowed. Due to the credit risk and high transaction costs of serving the Company’s customer segment, the fees the Company charges are generally higher than the fees charged to customers with top-tier credit histories by commercial banks and similar lenders.

Unsecured installment loans that the Company guarantees have terms of up to 12 months. The Company previously offered and guaranteed installment loans secured by a customer’s vehicle. The Company ceased offering secured installment loans in the latter half of 2015, but the loans that remain outstanding that the Company guarantees have remaining terms of up to 30 months. Both unsecured and secured installment loans require the repayment of principal, interest and fees in installments over the term of the loan.

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

Collection activities are an important aspect of the consumer loan product offering. The Company operates a centralized collection center to facilitate regulatory compliance and coordinate a consistent approach to its collections activities.

Check Cashing and Other Financial Services

The Company franchises its stand-alone check cashing business, Mr. Payroll, and each franchisee pays royalties based on the gross revenue of check cashing services provided within the franchisee’s facility. In addition, in some of its Company-owned lending locations, the Company offers check cashing services, as well as prepaid debt cards that are issued and serviced through a third party, although these products were eliminated in many locations during 2014 and 2015. These check cashing and other services represent a portion of the amounts included in “Other” revenue in the consolidated statements of income. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Operations

Management and Personnel

Executive Officers

The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the Company’s directors and executive officers.

Name	Age	Position
T. Brent Stuart	46	President and Chief Executive Officer
Thomas A. Bessant, Jr.	57	Executive Vice President – Chief Financial Officer
J. Curtis Linscott	50	Executive Vice President – General Counsel and Secretary
Victor L. Pepe	51	Executive Vice President – Chief Marketing and Technology Officer
Clint D. Jaynes	49	Executive Vice President – Chief Human Resources Officer

T. Brent Stuart has been the Company’s President and Chief Executive Officer since November 2015. Mr. Stuart served as the Company’s President and Chief Operating Officer from May 2015 through October 2015 and served as the Company’s Executive Vice President—Chief Operating Officer from January 2015 through April 2015. Prior to that, Mr. Stuart served as the Senior Vice President—Operations for the Company’s U.S. retail services storefront lending business from July 2010 to January 2015 and as a Regional Vice President from November 2008 to July 2010. Prior to joining the Company, Mr. Stuart held various senior leadership roles in the financial services industry, including the position of Vice President with Fremont Investment and Loan from 2006 to 2008, Senior Vice President with Nationstar Mortgage from 2004 to 2006 and Vice President with Novastar Financial, Inc. from 2002 to 2004. He also held various leadership positions with CitiFinancial from 1994 to 2002. Mr. Stuart started his career in financial services with Norwest Finance in May 1992. Mr. Stuart holds a Bachelor of Science degree in Business Administration from Southeast Missouri State University.

Thomas A. Bessant, Jr. has been the Company’s Executive Vice President—Chief Financial Officer since July 1998. He joined the Company in May 1993 as Vice President—Finance and Treasurer and became the Senior Vice President—Chief Financial Officer in July 1997. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. from June 1989 to April 1993. Prior to that, Mr. Bessant was a Vice President in the Corporate Banking Division of a major bank where he started his professional career in 1981. Mr. Bessant holds a Bachelor of Business Administration degree in Accounting and Finance from Texas Tech University and a Masters of Business Administration degree in Finance from Vanderbilt University.

J. Curtis Linscott has been Executive Vice President—General Counsel and Secretary since May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel, and became Vice President—Associate General Counsel in June 1997. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C. for five years. He received his Juris Doctorate degree from the University of Kansas School of Law and a Bachelor of Science degree in Marketing from Kansas State University.

Victor L. Pepe has been the Company’s Executive Vice President—Chief Marketing and Technology Officer since August 2015, and prior to that, he served as the Company’s Executive Vice President—Chief Information Officer from April 2014 to August 2015. Prior to joining the Company, Mr. Pepe was employed by Nationstar Mortgage, a leading residential mortgage services company, where he served as the Executive Vice President and Chief Information Officer, from July 2012 through April 2014. In addition, Mr. Pepe was the Senior Vice President of Origination Technology of Nationstar Mortgage from February 2012 through July 2012. Prior to that, Mr. Pepe was a Managing Director at JPMorgan Chase & Co. from March 2008 through February 2012, where he had various leadership responsibilities in the mortgage banking sector. Prior to that, Mr. Pepe was the Senior

Managing Director—Chief Information Officer, from October 2006 through March of 2008, of EMC Mortgage Corporation, a subsidiary of Bear Stearns & Co.

Clint D. Jaynes has been the Company’s Executive Vice President—Chief Human Resources Officer since November 2015. Mr. Jaynes has held the positions of Senior Vice President—Human Resources with the Company from February 2009 through October 2015 and Vice President—Field Human Resources with the Company from May 2006 through January 2009. Prior to joining the Company, from 1988 through 2006, Mr. Jaynes held various roles of increasing responsibility with FedEx Kinko’s Office & Print Services, Michaels Stores, Inc., PepsiCo, Inc./YUM! Brands, Inc., the Bombay Company, Albertson’s Food and Drug and Pier 1 Imports, Inc. Mr. Jaynes holds a Bachelor of Arts degree in Organizational Communication/Human Resources Management from Baylor University.

Personnel

As of December 31, 2015, the Company employed 6,049 persons in its operations, of whom 329 were in corporate and administrative positions.

Tradenames and Trademarks

The Company operates primarily under the trade names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” and “Mr. Payroll.” The Company has a number of trademarks that are registered under applicable trademark laws including, but not limited to, “Cash America,” “Cashland,” “SuperPawn” and “Mr. Payroll.” These trademarks have varying expiration dates. The Company believes these trademarks are of material importance to the Company and anticipates maintaining and renewing them.

Franchises

Each of the Company’s unconsolidated franchised check cashing locations is subject to a franchise agreement that is negotiated individually with each franchisee. The franchise agreements have varying durations. As of December 31, 2015, the Company had 75 unconsolidated franchised check cashing locations.

Competition

The Company has many competitors to its pawn lending and retail operations, such as retailers of new merchandise and retailers of pre-owned merchandise, thrift shops, rent-to-own businesses, internet retailers, internet auction and other similar sites, other pawn lenders and other consumer loan lenders. The pawnshop industry in the United States remains very fragmented and primarily owned by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is one of the largest operators of pawnshops in the world in terms of pawn loan balances and number of pawn lending locations. The three largest domestic publicly-traded pawnshop companies, First Cash Financial Services, Inc., EZCORP, Inc., and the Company, operated approximately 1,600 total pawnshops in the United States in 2015. Management believes that the primary competitive factors in the pawnshop industry are location, quality of customer service, the ability to loan competitive amounts, adequate low-cost working capital and the ability to sell unredeemed merchandise quickly for an acceptable return. Impediments that prevent new entrants from easily establishing new locations, particularly in heavily populated areas, include limitations on available licenses, restrictive zoning ordinances and proximity restrictions in relation to existing pawn locations as dictated by local ordinances and regulations.

Consumer loan lenders that offer loans online or in storefronts are a source of competition in most of the markets where the Company offers consumer loans. The storefront growth of the consumer loan industry has been contracting over the past several years. This is due in part to changes in laws and regulations governing consumer loans in various states and the continued growth and development of the online lending industry. Impediments that prevent new entrants from easily entering the consumer loan market include: the implementation of underwriting and fraud prevention processes, high marketing and customer acquisition costs, overcoming consumer brand loyalty, the ability to sustain sufficient capital to withstand early losses associated with unseasoned loan portfolios and substantial regulatory and compliance costs.

In addition to consumer loan lenders, the Company also competes with financial institutions, such as banks, credit unions, CSOs and other consumer lenders, pawn lending businesses, rent-to-own businesses and retail businesses offering similar financial services.

Regulation

The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state, and local statutes, ordinances, regulations, rules and guidance. (For a geographic breakdown of operating locations, see “Item 2. Properties”).

State and Local Regulations

The Company’s pawn and consumer loan businesses are subject to state and local regulations as described below.

Pawn Regulations

The Company’s pawn lending locations are regulated by the states and local jurisdictions where its pawn lending locations are located and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each local jurisdiction. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan and the purchase and sale of used merchandise, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time a pawnbroker must hold a purchased item or forfeited pawn loan collateral before disposing of the merchandise. Failure to observe a state’s legal requirements for pawn broking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. Many of the Company’s pawn lending locations are also subject to ordinances in their local jurisdictions that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things.

Consumer Loan Regulations

The Company’s consumer loan business is regulated under a variety of enabling state statutes and is also subject to various local rules and regulations. The scope of state regulation, including the fees and terms of the Company’s consumer loan products and services, varies from state to state. The terms of the Company’s consumer loan products and services vary from state to state in order to comply with the laws and regulations of the states in which it operates. The states with laws that specifically regulate the Company’s consumer loan products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Most states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. The Company’s collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany the Company’s advertising and marketing materials. Also, some states require the Company to report loan activity to state-wide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any particular time or over the course of a particular period of time, typically twelve months. The local rules and regulations vary widely from city to city. The most restrictive local rules and regulations relate to zoning and land use restrictions; however, local jurisdictions’ efforts to regulate or restrict the terms of a consumer loan product have recently increased, predominantly in the State of Texas.

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

Over the last few years, legislation that prohibits or severely restricts the Company’s consumer loan products and services or the profitability of the loan products and services has been introduced or adopted in a number of states. The Company has de-emphasized its consumer loan business over the last few years. See “Item 1—Overview—General—Locations” for additional information regarding the reduction in the Company’s short-term consumer lending operations.

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

Marketing Laws. The Company’s advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of the Company’s business. In furtherance of consumer protection, the Federal Trade Commission provides guidance and enforces federal laws concerning truthful advertising and marketing practices; fair financial practices in lending, loan servicing and debt collection; and protection of sensitive consumer information. As a financial services company, any advertisements related to the

Company’s products must also comply with the advertising requirements set forth in the Truth in Lending Act. Also, any of the Company’s telephone marketing activities must comply with the Telephone Consumer Protection Act and the Telephone Sales Rule. The Telephone Consumer Protection Act prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without the express consent of the consumer, and the Telephone Sales Rule established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. The Company’s advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Protection of Military Members and Dependents. In July 2015, the Department of Defense published a finalized set of new rules under the Military Lending Act. The Military Lending Act (and rules previously adopted thereunder) has previously restricted the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rule expands the scope of the credit products covered by the Military Lending Act to include certain non-purchase money loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Because none of the Company’s pawn loans or secured or unsecured installment loans have a military annual percentage rate of 36% or less, once the new rule takes effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents. The rules under the Military Lending Act contain various disclosure requirements, limitations on renewals and refinancing and other restrictions, including restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a member of the military or a military dependent on terms prohibited by the rule. The new rule does provide a safe harbor for a lender if it verifies a potential borrower’s military status before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. As to the Company’s pawn loan and longer-term credit products, compliance with the new rule is required by October 3, 2016. Compliance with the new rule and coordinating with a safe harbor database could be complex and increase compliance costs. The new military lending rules are not expected to have a material adverse effect on the Company’s business, prospects, results of operations or cash flows, but the Company is still assessing their potential impact. In addition, Federal law also limits the annual percentage rate on existing loans when the consumer becomes an active-duty member of the military during the life of a loan, or the spouse of an active duty member of the military during the life of the loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

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

Debt Collection Practices. Additionally, the Company’s CSO programs are required by both federal and some state laws to comply with the federal Fair Debt Collection Practices Act. The Company also uses the Fair Debt Collection Practices Act as a guide in connection with operating its other collection activities. The Company is also required to comply with all applicable state collection practices laws.

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

Firearms. Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act, which requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

CFPB. In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans offered by the Company. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including providers of consumer loans such as the Company, and has the authority to examine and require registration of such providers.

The CFPB has been conducting a review of the short-term small dollar loan industry, which includes a review of payday loans, and has indicated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans. On March 26, 2015, the CFPB announced that it is considering proposing rules that would require lenders to take steps to make sure consumers can repay their loans and would also restrict lenders from attempting to “collect payment from a consumers’ bank account in ways that tend to rack up excessive fees.” The CFPB has indicated that such rules would apply to payday loans, vehicle title loans and high-cost installment loans, among other consumer loans, and may impose certain limitations on these types of loans, such as requiring additional underwriting requirements, requiring cooling-off periods between payday loans, limitations on loan amounts and terms and limitations to prevent the sustained use of certain loans, among other things. The CFPB has also indicated that the rules that are proposed may also place restrictions on collection practices with respect to these types of loans. All of the Company’s consumer loan products and certain pawn loans offered by the Company that are collateralized by a customer’s vehicle or the title thereto could be affected by such rules if they are applicable to the types of loans that the CFPB has indicated when they are adopted. If the CFPB adopts any such rules or regulations, it could reduce revenue from these products or make the continuance of these products impractical or unprofitable. The Company does not currently know the nature and extent of the rules the CFPB will adopt, but those rules could be proposed during 2016 and, if adopted, would likely become effective in 2017.

On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5 million. The Company is subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that the Company ensure compliance with federal consumer financial laws and have more robust compliance policies and procedures. Furthermore, the compliance plan mandated by the Consent Order requires the Company to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services, which could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives.

For further discussion of the CFPB and its regulatory, supervisory and enforcement powers or the Consent Order, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, and it could exercise its enforcement powers in ways that could have a Material Adverse Effect” and “—The Company is subject to a Consent Order issued by the CFPB, and any noncompliance could have a Material Adverse Effect.”

Check Cashing Regulations

The Company offers check cashing services in some of its pawn lending and consumer loan locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and have adopted ceilings on check cashing fees. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations are described in “U.S. Federal Regulation” above. The Company’s franchising activities related to its check cashing business are also subject to various federal and state regulations that, among other things, mandate disclosures to franchisees and other requirements.

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

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. In addition, this report also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by the Company described below. The occurrence of one or more of the events listed below could also have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a “Material Adverse Effect.”

Risks Related to the Company’s Business and Industry

If the Company fails to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect.

If the Company fails to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect. The Company’s products and services are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances, regulations, rules and guidance. These requirements generally mandate licensing or authorization as a pawnbroker, lender or as a credit service organization or credit access business (“CSO”), establish limits on the amount, duration, renewals or extensions of and charges for (including interest rates and fees) various categories of loans, direct the form and content of the Company’s loan contracts and other documentation, restrict collection practices, outline underwriting requirements and may subject the Company to periodic examination and ongoing supervision by regulatory authorities, among other things. Because pawn loans and consumer loans, such as those provided by the Company, are viewed as extensions of credit, the Company must comply with certain federal laws, such as the federal Truth in Lending Act and its underlying regulations known as Regulation Z, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Military Lending Act, the Servicemembers Civil Relief Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, the USA PATRIOT Act, the Bank Secrecy Act, the Brady Handgun Violence Prevention Act, Title X of the Dodd-Frank Act, and the Fair Debt Collection Practices Act with respect to the Company’s CSO programs, among other laws. In addition, the Company’s marketing efforts and the representations made about its products and services are subject to federal and state unfair and deceptive practice statutes, including the Federal Trade Commission Act and analogous state statutes under which the Federal Trade Commission, state attorneys general or private plaintiffs may bring legal actions. Compliance with applicable laws, regulations, rules and guidance requires forms, processes, procedures, training, controls and the infrastructure to support these requirements. Compliance may also create operational constraints, be costly or adversely affect operating results. See “Item 1. Business—Regulation” for a more detailed discussion of the laws applicable to the Company.

The Company’s failure to comply with applicable laws, rules, regulations and guidance, or any finding that the Company’s past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject the Company to regulatory enforcement actions, result in the assessment against it of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), require the Company to refund interest or fees, result in a determination that certain loans are not collectible, result in a revocation of licenses or authorization to transact business, result in a finding that it has engaged in unfair and deceptive practices, result in consumer litigation (including class action lawsuits), limit the Company’s access to services provided by third-party financial institutions or cause damage to the Company’s reputation, brands and valued customer relationships. From time to time the Company becomes aware of instances where its products and services have not fully complied with requirements under applicable laws and regulations or applicable contracts. Determinations of compliance with applicable requirements or contracts, such as those applicable to the Company, can be highly technical and subject to varying interpretations. When the Company becomes aware of such an instance, whether as a result of its compliance reviews, regulator inquiry, customer complaint or otherwise, the Company generally conducts a review of the activity in question and determines how to address it, such as modifying the product, making customer refunds or providing additional disclosure. The Company also evaluates whether reports or other notices to regulators are required and provides notice to regulators whenever required. In some cases the Company has decided to take corrective action even after applicable statutory or regulatory cure periods, and in some cases the Company has notified regulators even where such notification may not have been required. Regulators reviewing such incidents may interpret the laws and regulations differently than the Company has, or may choose to take regulatory action against the Company notwithstanding the corrective measures it has taken. This may be the case even if the Company no longer offers the product or service in question.

The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, and it could exercise its enforcement powers in ways that could have a Material Adverse Effect.

The CFPB has been exercising its supervisory review over and examining certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company (and its former e-commerce segment, Enova). The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar lenders, such as the Company, and ask questions about their business practices. The CFPB’s examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of non-bank providers of consumer credit, the Company could be required to change its practices or procedures, whether as a result of another party being examined or as a result of an examination of the Company, or could be subject to monetary penalties, which could adversely affect the Company. Under certain circumstances, the CFPB may also be able to exercise regulatory authority over providers of pawn loans.

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

On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company’s consumer loan business, to pay a civil money penalty of $5 million. The Company also agreed to set aside $8 million for a period of 180 days to fund any further payments to eligible Ohio customers in connection with the Company’s voluntary program to reimburse Ohio customers that was initiated by the Company in 2012 in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursement Program”). The Consent Order also relates to issues self-disclosed to the CFPB during its 2012 examination of the Company, including the making of a limited number of loans to consumers who may have been active duty members of the military at the time of the loan at rates in excess of the interest rate permitted by the federal Military Lending Act, for which the Company made refunds of approximately $33,500; for certain failures to timely provide and preserve records and information in connection with the CFPB’s examination of the Company; for certain conduct in the examination process; and certain conduct giving rise to the Ohio Reimbursement Program. The Company is subject to the restrictions and obligations of the Consent Order, including the CFPB’s order that the Company ensure compliance with federal consumer financial laws and develop more robust compliance policies and procedures. Furthermore, the compliance plan mandated by the Consent Order requires the Company to perform a formal consumer protection compliance risk review before introducing or implementing new or changed products or services. This requirement could result in additional delay or cost when introducing or implementing new or changed products or services, or a decision not to proceed with such initiatives. In addition, Enova is also subject to the Consent Order because it was part of the Company when the Consent Order was issued. The Company cannot assure that Enova will continue to comply with the Consent Order now that it is a separate publicly traded company. If Enova does not comply with the consent order, the Company could be held liable for Enova’s noncompliance. See “Risk Factors Related to the Enova Spin-off—In connection with the Enova Spin-off, Enova and the Company have agreed to indemnify each other for certain liabilities; if the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and Enova’s indemnity could be insufficient or Enova could be unable to satisfy its indemnification obligations” for information regarding risks related to indemnification by Enova. Any noncompliance with the Consent Order or similar orders or agreements from other regulators could lead to further regulatory penalties and could have a Material Adverse Effect.

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

In July 2015, the Department of Defense published a finalized set of new rules under the Military Lending Act. The Military Lending Act (and rules previously adopted thereunder) has previously restricted the Company from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rule expands the scope of the credit products covered by the Military Lending Act to include certain non-purchase money loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36%. Because none of the Company’s pawn loans or secured or unsecured installment loans have a military annual percentage rate of 36% or less, once the new rule takes effect, the Company may not be able to offer any of its current credit products (including pawn loans) to members of the military or their dependents. The rules under the Military Lending Act contain various disclosure requirements, limitations on renewals and refinancing and other restrictions, including restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a member of the military or a military dependent on terms prohibited by the rule. The new rule does provide a safe harbor for a lender if it verifies a potential borrower’s military status before extending credit by checking the Department of Defense’s database or a database of a national credit reporting agency that provides military status information. As to the Company’s pawn loan and longer-term credit products, compliance with the new rule is required by October 3, 2016. Compliance with the new rule and coordinating with a safe harbor database could be complex and increase compliance costs. The Company is still assessing the potential impact of these new rules on its pawn business.

Additionally, the CFPB has also announced that it has been conducting a review of the short-term small dollar loan industry, which includes a review of payday loans, and has indicated that its “findings raised substantial consumer protection concerns” related to the sustained use of payday loans. On March 26, 2015, the CFPB announced that it is considering proposing rules that would require lenders to take steps to make sure consumers can repay their loans and would also restrict lenders from attempting to “collect payment from a consumers’ bank account in ways that tend to rack up excessive fees.” The CFPB has indicated that such rules would apply to payday loans, vehicle title loans and high-cost installment loans, among other consumer loans, and may impose certain limitations on these types of loans, such as requiring additional underwriting requirements, requiring cooling-off periods between payday loans, limitations on loan amounts and terms and limitations to prevent the sustained use of certain loans, among other things. The CFPB has also indicated that the rules that are proposed may also place restrictions on collection practices with respect to these types of loans. All of the Company’s consumer loan products and certain pawn loans offered by the Company that are collateralized by a customer’s vehicle or the title thereto could be affected by such rules if they are applicable to the types of loans that the CFPB has indicated when they are adopted. If the CFPB adopts any such rules or regulations, it could reduce revenue from these products or make the continuance of these products impractical or unprofitable. The Company does not currently know the nature and extent of the rules the CFPB will adopt, but those rules could be proposed during 2016 and, if adopted, would likely become effective in 2017.

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

A significant portion, or 63.3% as of December 31, 2015, of the Company’s pawn loans are secured by jewelry, a majority of which is gold jewelry, and the Company also sells forfeited gold jewelry through either retail or commercial sales. The Company’s pawn service charges, sales proceeds and ability to dispose of jewelry inventory through retail or commercial sales at an acceptable margin depend on the value of gold. In recent years, there has been an increased volatility in the price of gold, and gold prices have declined meaningfully since 2012.

This decrease significantly reduced the proceeds and gross profit from the disposition of gold through commercial sales, and, as a result, the Company has shifted its strategy to place a greater emphasis on retail disposition of merchandise and now relies less on the disposition of commercial merchandise due to the prevailing lower market price for gold. An additional significant and sustained decline in gold prices could result in decreases in the value of collateral securing outstanding pawn loans, in the balance of pawn loans secured by gold jewelry, in inventory valuations, and in commercial merchandise sales and could have a Material Adverse Effect.

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

In addition, the Company’s ability to attract and retain customers is highly dependent upon the external perceptions of its business, including its level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other similar matters-even if related to seemingly isolated incidents or to practices not specific to pawn loans or consumer loans, such as debt collection, could erode trust and confidence and damage the Company’s reputation among existing and potential customers, which could make it difficult for the Company to attract new customers and retain existing customers and could significantly decrease the demand for the Company’s products or services, any of which could have a Material Adverse Effect.

Some of the Company’s debt agreements contain financial covenants and other restrictions that may limit the Company’s ability to operate its business, and failure to satisfy the Company’s debt obligations could have a Material Adverse Effect.

As of December 31, 2015, the Company had $211.6 million total debt outstanding, as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 11.” Some of the Company’s debt agreements contain various restrictive covenants, compliance with which is essential to continued credit availability. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements, it would default under the terms of the applicable agreement or indenture. These restrictive covenants, among other things, restrict the Company’s ability to:

•	incur additional debt;

•	incur or permit certain liens to exist;

•	make certain investments;

•	merge or consolidate with or into, or convey, transfer, lease or dispose of all or substantially all of its assets to, another company;

•	make certain dispositions;

•	make certain payments; and

•	engage in certain transactions.

Some of the Company’s debt agreements also require the Company to maintain certain financial ratios and have cross default provisions. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or engage in certain other transactions in the future. Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, increase the interest rate on outstanding debt, accelerate the maturity of outstanding obligations under that agreement and could result in a cross default under the Company’s other debt agreements. For example, on June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the Trustee (the “2018 Senior Notes Indenture”), filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. This claim could be costly to defend, could be damaging to the Company’s reputation, could be time consuming for management and could affect the Company’s ability to obtain capital in the future. “Item 8. Financial Statements and Supplementary Data—Note 11” for additional information regarding this lawsuit.

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

The Company has been and is currently subject to lawsuits, which may include purported class actions, that could cause the Company to incur substantial expenditures, generate adverse publicity and could significantly impair the Company’s business, force the Company to cease doing business in one or more jurisdictions or cause it to cease offering one or more products. The Company is also likely to be subject to further litigation in the future. An adverse ruling in or a settlement of any current or future litigation against the Company or another lender could cause the Company to have to refund fees and/or interest collected, forego collections of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular jurisdictions. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if the Company is not a party to those proceedings. In addition, adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. Any of these events could have a Material Adverse Effect.

The Company is subject to impairment risk, and goodwill impairment charges could have a Material Adverse Effect.

As of December 31, 2015, the Company had goodwill totaling $488.0 million and intangible assets, net of accumulated amortization, of $39.5 million on its consolidated balance sheet. Of this amount of intangible assets, the Company had licenses and trademarks with carrying values of $9.7 million and $5.3 million, respectively, as of December 31, 2015 and 2014 that were indefinite-lived intangible assets and not amortized. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Accounting for goodwill and intangible assets requires significant management estimates and judgment. Events may occur in the future, and the Company may not realize the value of its goodwill or intangible assets. The Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.

The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value for the Company’s reporting unit exceeded its carrying value, and, as a result, no impairment was indicated at that date. As of June 30, 2015, the excess fair value over the carrying value was 9%. A change in calculation assumptions, such as an increase in the weighted-average cost of capital, could cause the carrying value of the reporting unit to exceed its fair value as of June 30, 2015, which could have potentially resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2015, the market value of the Company’s equity was observed to be lower than the carrying value of equity. Management continues to acknowledge the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions, or if there are any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.
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

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under Accounting Standards Codification 740-10-25, Income Taxes. For example, in connection with the 2014 liquidation of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable, that was a subsidiary of the Company that owned the Company’s Mexico-based pawn operations prior to selling them to another wholly-owned subsidiary of the Company in 2012, the Company included a deduction on its 2013 federal income tax return for the Company’s tax basis in the stock of Creazione and recognized a tax benefit of approximately $33.2 million as a result of the deduction. Management believes that the Company met the requirements for this deduction and that it should be treated as an ordinary loss, which reduced the Company’s cash taxes paid in 2013. The Company obtained a private letter ruling from the Internal Revenue Service with respect to one of the various factors that the Company considered in making this determination. Because there are a number of factors that must be considered in making this determination, some of which were not specifically addressed in the private letter ruling, the Internal Revenue Service could challenge the availability and/or characterization of the loss. If the deduction is ultimately denied or is determined to be a capital loss by the Internal Revenue Service, the Company may be required to reverse the previously recognized tax benefit and may be required to make additional income tax payments, which could have a Material Adverse Effect. In addition, the Enova Spin-off was structured with the intent that it would be a tax-free distribution. See “Risk Factors Related to the Enova Spin-off—The Company could be responsible for U.S. federal and state income tax liabilities that relate to the Enova Spin-off” for additional information regarding risks related to the tax treatment of the Enova Spin-off.

The Company’s success is dependent, in part, upon its executive officers, and if the Company is not able to attract and retain qualified executive officers, it could have a Material Adverse Effect.

The Company’s success depends, in part, on its executive officers, which is comprised of a relatively small group of individuals. Many members of the senior management team have significant industry experience. The Company believes that its senior management would be difficult to replace. Because the market for qualified individuals is highly competitive, the Company may not be able to attract and retain qualified executive officers or candidates who have the experience, skills and knowledge of the Company’s industry that would be required for such a position. In addition, increasing regulations and negative publicity on the consumer financial services industry could affect the Company’s ability to attract and retain qualified executive officers. Additionally, any significant leadership change or executive management transition involves inherent risk, and if the Company does not have an effective transfer of knowledge and a smooth transition for this position, it could hinder the Company’s strategic planning, execution and future performance. If the Company is unable to attract or retain qualified executive officers, such inability could have Material Adverse Effect.

Increased competition from companies offering similar financial products and services offered by the Company could have a Material Adverse Effect.

The Company has many competitors. Its principal lending competitors are other pawn shops, consumer loan companies, banks or other financial institutions, CSOs, online lenders and consumer finance companies that serve the Company’s primary customer base. The Company’s principal competitors to its retail operations, include retailers of new merchandise, retailers of pre-owned merchandise, other pawn shops, rent-to-own businesses, thrift shops, internet retailers, internet auction sites and other similar sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and turnover rates in the Company’s retail operations. Competitors of the Company’s business may also operate, or begin to operate, under business models less focused on legal and regulatory compliance, which could put the Company at a competitive disadvantage. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of loans that the Company writes, resulting in lower levels of revenue and earnings. The Company may not be able to compete successfully against any or all of its current or future competitors. As a result, the Company could lose market share and its revenue could decline, thereby affecting the Company’s ability to generate sufficient cash flow to service its indebtedness and fund the Company’s operations. Any such changes in the Company’s competition could have a Material Adverse Effect.

Consumer loans are under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation and may in the future result in additional regulations and legislation that makes offering such loans in certain states where the Company operates less profitable or unattractive to the Company.

In recent years, consumer loans, which are also commonly referred to as “payday loans” and includes certain of the Company’s consumer loan products, have been under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states where the Company operates less profitable or unattractive to the Company. For example, during 2013, the Company closed 36 retail services locations in Texas that offered consumer loans as their primary source of revenue, mainly as a result of restrictive city ordinances that had been passed since 2011 that had the effect of reducing the profitability and the volume of short-term consumer loans. In addition, partially as a result of the increased regulation on consumer loans, the Company has recently de-emphasized its consumer lending business, such that consumer loans only comprised 8% of the Company’s total revenue for the year ended December 31, 2015. The Company closely monitors proposed legislation being discussed in the states where it offers consumer loans, and additional legislative or regulatory initiatives that are similar to or broader than those that have already been adopted could be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer its consumer loan product. Any of these or other legislative or regulatory actions that affect the Company’s consumer loan business at the national, state and local level could, if enacted or interpreted differently, could have a Material Adverse Effect on the Company’s consumer lending business. See “The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a Material Adverse Effect” for additional information regarding potential rules or regulations that could affect the Company’s consumer loan business.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of shielding the Company from class action liability. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings. The Company takes the position that the arbitration provisions in its consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation. In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In 2013, the CFPB released a preliminary report on consumer arbitration provisions and indicated further study was in process. The results of the CFPB’s further study on arbitration were released in a report to Congress in March 2015.  The report, which the CFPB states is an empirical study and not an evaluative study, sets forth the CFPB’s factual findings from its comprehensive empirical review of the facts surrounding the resolution of consumer disputes - both in arbitration and in the courts. In October 2015, the CFPB announced that it is considering proposing rules that would directly affect arbitration clauses that include class action waivers.  Although this announcement is only the first step in the rulemaking process, the CFPB proposal, as currently explained, would ban companies from including arbitration clauses that block class action lawsuits in consumer contracts, including the Company’s loan agreements.  The proposal would not ban arbitration provisions in their entirety, but the provisions would have to explain that they would not apply to cases filed as class actions unless the class certification is denied or dismissed by the court. Any rule adopted by the CFPB would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements). Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a Material Adverse Effect.

The Company could be subject to disruptions in its information technology systems or to its business operations, which would interfere with the Company’s ability to conduct business and could have a Material Adverse Effect.

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

The Company’s services, operations and storefronts from which it provides products and services are also vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, which the Company’s headquarters has experienced in the past, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s ability to conduct business, including causing damage to merchandise or collateral that it holds in any of its retail services locations and causing multiple pawn lending locations to shut down or have limited operations, and the Company’s insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, civil unrest or violence could cause disruptions to the Company’s business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers or reduced demand for pre-owned merchandise such as the merchandise sold in the Company’s pawn shops. Any of these occurrences could have a Material Adverse Effect.

The Company is subject to cyber security risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

The Company’s business involves the storage and transmission of customers’ proprietary information, and security breaches could expose the Company to a risk of loss or misuse of this information, litigation, and potential liability. The Company’s network is entirely dependent on the secure operation of its systems as well as the operation of the internet generally. While the Company has incurred no material cyber-attacks to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company’s security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its customers’ proprietary information, cause interruption in the Company’s operations, damage its computers or those of its customers, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in the Company’s security measures, which could harm its business. In addition, most of the Company’s customers provide personal information, including bank account information when applying for consumer loans. The Company relies on secure transmission protocols and access control technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

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

The Company offers certain products and services that are provided by various third parties, and if a third-party provider fails to provide its products or services, makes material changes to such products and services or does not maintain its quality and consistency or fails to have the ability to provide its products and services, the Company could lose customers and related revenue from those products or services. For example, the Company’s consumer loan revenue depends in part on the willingness and ability of unaffiliated third-party lenders, through the CSO programs, to make loans to customers and other third parties to provide services to facilitate lending, loan underwriting and payment processing. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenue and earnings of its consumer loan business. The Company’s revenue and earnings from its consumer loan business could also be adversely affected if any of those third-party providers make material changes to products or services that the Company relies on. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations. Any of these events could significantly disrupt the Company’s operations and could result in a loss of revenue.

The Company’s reported results require the judgment of management, and the Company could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or the interpretation of existing, accounting principles or financial reporting requirements.

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, the Company prepares its financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”), and GAAP and its interpretations are subject to change over time. The Company may also encounter conflicting rules or guidance under GAAP, which could affect its accounting for certain matters or its ability to timely file reports with the Securities and Exchange Commission. If new rules or interpretations of existing rules require the Company to change its financial reporting or cause a delay in the Company’s filings with the Securities and Exchange Commission, it could have a Material Adverse Effect, and the Company could be required to restate historical financial reporting.

Future acquisitions and/or the failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.

The Company has historically grown through strategic acquisitions, and the Company may pursue acquisition opportunities in the future in order to expand its product and service offerings and markets and grow its business in response to changing customer demands, regulatory environments, technologies and competitive pressures. In some circumstances, the Company may expand its offerings through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and the Company may not be able to successfully complete identified acquisitions. Furthermore, even if the Company successfully completes an acquisition, it may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the business that it acquires, particularly if key personnel of an acquired company decide not to work for the Company. In addition, the Company may issue equity securities to complete an acquisition, which would dilute its shareholders’ ownership and could adversely affect the price of the Company’s common stock. Acquisitions may also involve the entry into geographic or business markets in which the Company has little or no prior experience or may expose the Company to additional material liabilities. In addition, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment. Consequently, the Company may not achieve anticipated benefits of the acquisitions, which could have a Material Adverse Effect.

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

The Enova Spin-off was conditioned on the receipt of an opinion of tax counsel that the Enova Spin-off will be treated as a transaction that is tax-free for U.S. federal income tax purposes under Section 355(a) of the Internal Revenue Code. An opinion of tax counsel is not binding on the Internal Revenue Service. Accordingly, the Internal Revenue Service may reach conclusions with respect to the Enova Spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations made by the Company, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions. If the Internal Revenue Service were to determine the Enova Spin-off to be taxable, the Company would recognize a substantial tax liability.

In addition, the Company has received a private letter ruling from the Internal Revenue Service to the effect that the retention by the Company of up to 20% of Enova’s stock will not be in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code. The private letter ruling does not address any other tax issues related to the Enova Spin-off. Notwithstanding the private letter ruling, the Internal Revenue Service could determine on audit that the retention of the Enova stock was in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that the Company or Enova have made or provided to the Internal Revenue Service are not correct. If the retention is in pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable, and the Company would recognize gain in an amount equal to the excess of the fair market value of shares of Enova’s common stock distributed to the Company’s shareholders on the distribution date over the Company’s tax basis in such shares of Enova’s common stock. In addition, the Company agreed to certain actions in connection with the private letter ruling, such as disposing of the Enova stock that it retained within two years following the Enova Spin-off, and if the Company does not or is unable to follow-through with such actions, the tax-free status of the Enova Spin-off could be jeopardized. (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows from Continuing Investing Activities—2015 Comparison to 2014” for additional information regarding the private letter ruling.)

In connection with the Enova Spin-off, Enova and the Company have agreed to indemnify each other for certain liabilities; if the Company is required to act on these indemnities to Enova, it may need to divert cash to meet those obligations, and Enova’s indemnity could be insufficient or Enova could be unable to satisfy its indemnification obligations.

Pursuant to a Separation and Distribution Agreement and certain other agreements that the Company entered into with Enova at the time of the Enova Spin-off, including a Tax Matters Agreement, Enova has agreed to indemnify the Company for certain liabilities that could be related to tax, regulatory, litigation or other liabilities, and the Company has agreed to indemnify Enova for certain similar liabilities, in each case for uncapped amounts. In addition, the Tax Matters Agreement prohibits Enova from taking any action or failing to take any action that could reasonably be expected to cause the Enova Spin-off to be taxable or to jeopardize the conclusions of the private letter ruling obtained in connection with the Enova Spin-off or opinions of counsel received by the Company or Enova. Indemnities that the Company may be required to provide Enova are not subject to any cap, may be significant and could negatively impact the Company’s business, particularly indemnities relating to the Company’s actions that could impact the tax-free nature of the distribution. Third parties could also seek to hold the Company responsible for any of the liabilities that Enova has agreed to assume. Further, the indemnity from Enova could be insufficient to protect the Company against the full amount of such liabilities, or Enova may be unable to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Enova any amounts for which it is held liable, the Company may be temporarily required to bear these losses and could suffer reputational risks if the losses are related to regulatory, litigation or other matters. Each of these risks could have a Material Adverse Effect.

The Company is unable to take certain actions because such actions could jeopardize the tax-free status of the Enova Spin-off, and the Company may forego certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

Pursuant to the Tax Matters Agreement with Enova, the Company is prohibited from taking actions that could reasonably be expected to jeopardize the conclusions of the private letter ruling obtained in connection with the Enova Spin-off or the opinion of counsel received by the Company. In addition, if the Company takes any action that causes the Enova Spin-off to be taxable, then the Company would be fully liable for any resulting taxes and expenses and Enova would only be required to indemnify the Company under the Tax Matters Agreement to the extent Enova’s actions were responsible for the Company incurring such taxes and expenses.

The Enova Spin-off would result in a significant U.S. federal income tax liability to the Company under Section 355(e) of the Internal Revenue Code if the Enova Spin-off is treated as part of a plan or series of related transactions for one or more persons to acquire a fifty percent (50%) or greater interest (measured by vote or value) in the stock of the Company. Current law generally creates a presumption that any acquisitions of the stock of the Company within two years before or after the Enova Spin-off are part of a plan that includes the Enova Spin-off, although the Company may be able to rebut that presumption. As a consequence, for the two years following the Enova Spin-off, the Company will be limited in its ability to take certain actions to the extent that taking such actions could reasonably be expected to cause the Enova Spin-off to be treated as part of a plan for one or more persons to acquire a fifty percent (50%) or greater interest in the stock of the Company. Open market purchases of Company common stock by third parties without any negotiation with the Company will generally not cause the Enova Spin-off to be treated as part of such a plan. However, actions within the two-year period that could be presumed to be part of such a plan include:

•	the acquisition of fifty percent (50%) or more of the Company’s common stock by one or more persons within the two-year period following the Enova Spin-off;

•
entering into any agreement, understanding or arrangement by the Company with respect to transactions or events (including, without limitation, stock issuances, pursuant to the exercise of stock options or otherwise, option grants, capital contributions or an acquisition, or a series of such transactions or events) that cause the Enova Spin-off to be treated as part of a plan pursuant to which one or more persons acquire directly or indirectly stock of the Company representing more than a fifty percent (50%) interest in the equity of the Company; and

•
any actions that breach a representation made by the Company to the Internal Revenue Service in connection with obtaining the private letter ruling obtained by the Company in connection with the Enova Spin-off or by the Company to its counsel in connection with the issuance of a tax opinion by such counsel with respect to the Enova Spin-off.

Because of the significant liability to the Company that would result from the Enova Spin-off being treated as a taxable transaction, the Company may be limited in the amount of capital stock that it can issue to make acquisitions or to raise additional capital for the two years following the Enova Spin-off. In addition, the potential liability to the Company may discourage, delay or prevent a third party from acquiring control of the Company during this two-year period pursuant to a transaction that the Company’s shareholders might otherwise consider favorable.

The Company is subject to continuing contingent liabilities of Enova.

Even though the Company and Enova are now separate, publicly-traded companies, there are several significant areas where the liabilities of Enova may become the Company’s obligations. For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of the Company’s consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for the Company for that taxable period. In addition, the Tax Matters Agreement with Enova allocates the responsibility for prior period taxes of the Company’s consolidated tax reporting group between the Company and Enova; however, if Enova is unable to pay any prior period taxes for which it is responsible, the Company could be required to pay the entire amount of such taxes.

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

Under the Separation and Distribution Agreement with Enova, the Company is responsible for and has retained the debts, liabilities and other obligations related to the business or businesses which the Company owns and operates following the Enova Spin-off and Enova is responsible for and has assumed the debts, liabilities and other obligations related to the business or businesses that Enova owns and operates following the Enova Spin-off. Although the Company does not expect to be liable for any obligations not expressly retained by it pursuant to the Separation and Distribution Agreement, it is possible that the Company could be required to assume responsibility for certain obligations assumed by Enova under the Separation and Distribution Agreement should Enova fail to pay or perform its assumed obligations.

Certain members of management, directors and shareholders may face actual or potential conflicts of interest.

As a result of the Enova Spin-off, the Company’s management and directors and the management and directors of Enova may own both the Company’s common stock and Enova’s common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the Company’s management and directors and Enova’s management and directors face decisions that could have different implications for the Company and Enova. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Enova regarding the terms of the agreements governing the Enova Spin-off and the Company’s relationship with Enova thereafter or in the strategy for defending or resolving any litigation in which both the Company and Enova are involved. These agreements include the Separation and Distribution Agreement, the Tax Matters Agreement, the Stockholder’s and Registration Rights Agreement, the Transition Services Agreement, the Software Lease and Maintenance Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise because the Company’s Executive Chairman of the Board, Daniel R. Feehan, also serves as a director of Enova. Further, conflicts of interest may arise out of any commercial arrangements that the Company and Enova may enter into in the future.

Risks Related to the Company’s Common Stock

The price of the Company’s common stock has been volatile and could continue to fluctuate substantially.

The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	variations in results of operations;

•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s operations;

•	the Enova Spin-off;

•	fluctuations in commodity prices;

•	general trends in the industry;

•	market conditions;

•	analysts’ estimates; and

•	perceptions of, and other events related to, the pawn or consumer loan industry.

The market price for the Company’s common stock has varied between a high of $35.32 on November 2, 2015 and a low of $18.77 on January 29, 2015 in the twelve-month period ended December 31, 2015. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry” and “Risks Related to the Enova Spin-off,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The Company may, in the future, issue its previously authorized and unissued shares of common stock or shares that it holds as treasury stock, which would result in the dilution of the ownership interests of the Company’s shareholders. The Company has 5,362,684 shares held in treasury stock and is also currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share. As of February 22, 2016, the Company had 24,471,110 shares of common stock issued. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue other securities that are convertible into or exercisable for common stock, for capital-raising or for other business purposes, such as for acquisitions, which it has done in the past. Future issuances of substantial amounts of common stock, or the perception that such issuances could occur, could have a Material Adverse Effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal locations are as follows:

•	A corporate headquarters building in Fort Worth, Texas that is owned by the Company;

•	Corporate locations leased for the Company in Fort Worth, Texas and Cincinnati, Ohio; and

•	Pawn lending and/or consumer lending locations, as set forth in the table below (15 of which are owned by the Company, and the remainder of which are leased locations).

Number of Locations
Alabama	8
Alaska	6
Arizona	36
California	12
Florida	77
Georgia	47
Illinois	25
Indiana	34
Kentucky	11
Louisiana	24
Missouri	17
Nevada	28
North Carolina	17
Ohio	120
Oklahoma	14
South Carolina	6
Tennessee	41
Texas	259
Utah	7
Washington	33
Total Company	822

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

In addition, see “Debt Agreement Compliance” under “Item 8. Financial Statements and Supplementary Data—Note 11.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 461 shareholders of record (not including individual participants in security listings) as of February 22, 2016. The high and low market prices of common stock and cash dividends declared and paid per share during each quarter of 2015 and 2014 are included in the table below. The stock prices presented below have been adjusted from original historical prices based on the method used by the New York Stock Exchange to reflect the impact on the Company’s stock price as a result of the Enova Spin-off, which was completed on November 13, 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$26.27	$28.68	$29.02	$35.32
Low	18.77	22.83	23.77	26.00
Cash dividends declared and paid per share	0.050	0.050	0.050	0.050
2014
High	$19.63	$21.91	$21.22	$25.45
Low	15.79	16.92	18.43	18.53
Cash dividends declared and paid per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

Total Return Performance for the Registrant’s Common Equity

The following table and chart compare the cumulative total shareholder return of the Company’s common stock for the five year period ended December 31, 2015 with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a Company-selected group of peer institutions (“CSH Peer Group 2015 Index”). This comparison assumes the investment of $100 on December 31, 2010 and the reinvestment of all dividends. Effective November 13, 2014, the Company spun-off its subsidiary, Enova International, Inc. The spin-off is reflected as a special dividend to shareholders as of the date of the spin-off in the performance chart below. The shareholder return set forth is not necessarily indicative of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cash America International, Inc.	100.00	126.63	108.09	104.70	132.13	176.26
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
CSH Peer Group 2015 Index (a)	100.00	104.16	108.89	105.96	98.22	59.29

(a)	CSH Peer Group 2015 Index: The Cash America Peer Group includes First Cash Financial Services, Inc. (FCFS) and EZCORP, Inc (EZPW).

Source: SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

Issuer Purchases of Equity Securities
The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans(b)
January 1 to January 31	608	$20.97	—	4,000,000
February 1 to February 28	750,062	21.06	726,400	3,273,600
March 1 to March 31	421,600	23.68	421,600	2,852,000
April 1 to April 30	327,469	25.65	326,800	2,525,200
May 1 to May 31 (c)	862,214	27.20	857,430	1,667,770
June 1 to June 30	1,245	27.33	—	1,667,770
July 1 to July 31	—	—	—	1,667,770
August 1 to August 31(d)	538,500	24.40	538,436	1,129,334
September 1 to September 30	387,500	27.15	387,500	741,834
October 1 to October 31	289,500	28.66	289,500	3,452,334
November 1 to November 30	146,048	33.24	146,000	3,306,334
December 1 to December 31	322,200	31.26	322,200	2,984,134
Total	4,046,946	$25.84	4,015,866

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608, 23,589, 669, 4,725 and 1,245 shares for the months of January, February, April, May and June, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 73, 59, 64 and 48 shares for the months of February, May, August and November, respectively.

(b)
In January 2015, the Board of Directors of the Company authorized a share repurchase program of up to 4.0 million shares of the Company’s common stock (the “January 2015 Authorization”) and canceled the Company’s previous share repurchase authorization from January 2013 (the “2013 Authorization”). In October 2015, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which took effect in December 2015 once all shares under the January 2015 Authorization had been purchased.

(c)
Share amounts include the initial shares acquired under the accelerated share repurchase (“ASR”) agreement entered into by the Company and a financial institution in May 2015. The total number of shares purchased and the maximum number of shares that may yet be purchased under the authorized share repurchase programs include the effects of the 684,230 shares received by the Company upon initial delivery of shares under the ASR agreement, and the average price paid per share includes the effects of the $18.7 million value of the initial shares delivered divided by the 684,230 shares delivered.

(d)
Share amounts include the additional 145,436 shares received upon final settlement of the ASR agreement, and the average price paid per share includes the effects of the $3.3 million recorded in treasury shares upon the final settlement divided by the additional 145,436 shares delivered. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 14.”

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Financial Summary
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data (a)(b)(c)
Total Revenue	$1,029,491	$1,094,696	$1,030,486	$1,139,443	$1,102,701
Net Revenue	567,144	589,550	586,514	632,039	631,106
Income from Operations	56,288	32,967	61,168	89,627	150,073
Income (Loss) from Continuing Operations before Income Taxes	43,044	(8,346)	43,985	81,370	141,166
Net Income (Loss) from Continuing Operations	27,566	(10,387)	59,182	40,901	87,514
Net Income from Discontinued Operations, Net of Tax	—	109,025	83,346	66,569	48,449
Net Income Attributable to Cash America International, Inc.	$27,566	$98,638	$142,528	$107,470	$135,963
Basic Earnings Per Share:
Net Income (Loss) from Continuing Operations	$1.02	$(0.36)	$2.07	$1.39	$2.96
Net Income from Discontinued Operations	—	3.77	2.91	2.26	1.64
Net Income Attributable to Cash America International, Inc.	$1.02	$3.41	$4.97	$3.64	$4.59
Diluted Earnings Per Share:
Net Income (Loss) from Continuing Operations	$1.01	$(0.36)	$1.93	$1.30	$2.74
Net Income from Discontinued Operations	—	3.72	2.72	2.12	1.51
Net Income Attributable to Cash America International, Inc.	$1.01	$3.36	$4.66	$3.42	$4.25
Dividends declared per common share	$0.200	$0.140	$0.140	$0.140	$0.140
Weighted average common shares outstanding:
Basic	27,022	28,901	28,657	29,514	29,602
Diluted	27,238	29,341	30,613	31,452	31,991
Balance Sheet Data at End of Year(a)(c)
Cash and cash equivalents	$23,153	$53,042	$19,748	$23,828	$24,382
Pawn loans	248,713	252,168	261,148	244,640	253,519
Merchandise held for disposition, net	241,549	212,849	208,899	167,409	161,884
Consumer loans, net	31,291	44,853	54,732	58,638	58,845
Working capital from continuing operations	573,918	658,937	948,445	877,606	869,575
Total assets from continuing operations	1,378,997	1,522,447	1,858,454	1,675,525	1,597,195
Total assets from discontinued operations	—	—	646,690	568,862	484,269
Total assets	1,378,997	1,522,447	2,505,144	2,244,387	2,081,464
Total debt (includes current maturities of long-term debt)	211,558	196,470	739,989	578,330	537,291
Total equity	998,159	1,133,202	1,082,423	990,620	907,590
Ratio Data at End of Year
Current ratio from continuing operations	6.9 x	6.5 x	8.5 x	7.4 x	8.1 x
Debt to equity ratio	21.2%	17.3%	68.4%	58.4%	59.2%

(a)	See “Item 8. Financial Statements and Supplementary Data—Note 3” for discussion of the Company’s acquisitions and divestitures completed by the Company in 2013, 2014 and 2015.

(b)
See “Item 7. Management’s Discussion and Analysis—The Company’s Business—Non-GAAP Disclosure—Adjusted Earnings Measures” and “—Adjusted EBITDA” for additional information about certain 2013, 2014 and 2015 income and expense items that affected the Company’s income from operations, income from continuing operations before income taxes, net income (loss) and net income (loss) per share from continuing operations.

(c)	As a result of the Enova Spin-off, the Company has presented financial information for Enova as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY’S BUSINESS

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment.

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Annual Report refers to the Company’s continuing operations and results from continuing operations. See “Enova Spin-off” for more information on continuing and discontinued operations.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to its pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company also offered pawn loans in Mexico until the sale of its Mexico-based operations in August 2014. Pawn-related total revenue accounted for 91%, 90% and 88% of consolidated total revenue for the years ended December 31, 2015 (“2015”), 2014 (“2014”) and 2013 (“2013”), respectively.

Consumer Loan Activities

Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans that the Company offers include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan total revenue accounted for 8%, 9% and 11% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Short-term consumer loan products that the Company offers include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs”). Installment consumer loans are longer-term, multi-payment loans that require the pay-down of the outstanding principal balance in multiple installments. Installment loan products that the Company offers are unsecured and can either be written by the Company or by a third-party lender through the CSO programs. The Company previously offered installment loans secured by a customer’s vehicle, but it ceased offering that product in the latter half of 2015.

Through the Company’s CSO programs, the Company provides services and receives fees related to a third-party lender’s consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with third-party lenders (“CSO loans”). In addition, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets. In the event that the customer defaults on a CSO loan, the Company purchases the specific loan, and the outstanding loan balance and related allowance for estimated losses is then included in “Consumer loans, net” in the Company’s consolidated financial statements.

Check Cashing and Other Financial Services

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance, consistent with its strategy to emphasize pawn-related services in its Company-operated locations. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Enova Spin-off

On November 13, 2014, the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders (the “Enova Spin-off”). Prior to the Enova Spin-off, Enova was a wholly-owned subsidiary of the Company that operated its online lending business and comprised the Company’s e-commerce segment. Following the Enova Spin-off, the Company no longer offers loans online. Upon completion of the Enova Spin-off, the Company reclassified the financial results of Enova to discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 2.”

Locations

See “Item 1. Business—Overview—General” for details of the Company’s owned and franchised locations offering pawn lending, consumer lending and other services as of December 31, 2015, 2014 and 2013.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for 2015 are summarized below.

•
Total revenue was $1.0 billion for 2015, representing a decrease of $65.2 million, or 6.0%, compared to 2014. Net revenue decreased $22.4 million, or 3.8%, to $567.1 million, for 2015 compared to 2014.

•
Income from operations increased $23.3 million, or 70.7%, to $56.3 million in 2015 compared to $33.0 million in 2014, primarily due to a $17.0 million increase in domestic income from operations as a result of decreased operations and administration expenses. In addition, income from operations for 2014 included losses from the operations and sale of the Company’s non-strategic Mexico-based pawn operations.

•
Net income from continuing operations was $27.6 million for 2015 compared to a net loss from continuing operations of $10.4 million in 2014. Diluted net income per share from continuing operations was $1.01 for 2015 compared to a net loss per share from continuing operations of $0.36 for 2014. Net income and net income per share from continuing operations were affected by certain income and expense items in 2015 and 2014. See “Results of Operations—Non-GAAP Disclosure—Adjusted Earnings Measures” and “Results of Operations—Non-GAAP Disclosure—Adjusted EBITDA” for additional information.

Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

On a consolidated basis, net revenue decreased $22.4 million, or 3.8%, in 2015 compared to 2014, partly due to a $7.8 million decrease related to the Company’s Mexico-based pawn operations, which were sold in August 2014.

The following tables show the components of net revenue for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015		2014(a)		2013(a)
Domestic operations	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$318,987	56.2%	$324,337	55.7%	$304,511	52.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	181,515	32.0%	183,287	31.5%	182,337	31.6%
Pawn-related net revenue	$500,502	88.2%	$507,624	87.2%	$486,848	84.4%
Consumer loan fees, net of loss provision	$59,396	10.5%	$66,665	11.5%	$79,852	13.9%
Other revenue	7,246	1.3%	7,480	1.3%	9,532	1.7%
Net revenue	$567,144	100.0%	$581,769	100.0%	$576,232	100.0%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the years ended December 31, 2014 and 2013, Mexico-based pawn operations had pawn loan fees and service charges of $5,031 and $7,288, proceeds from disposition of merchandise, net of cost of disposed merchandise, of $2,582 and $2,489, pawn-related net revenue of $7,613 and $9,777, other revenue of $168 and $505 and net revenue of $7,781 and $10,282, respectively.

Domestic net revenue decreased $14.6 million, or 2.5% in 2015 compared to 2014. Consumer loan net revenue decreased $7.3 million, or 10.9%, in 2015 compared to 2014, primarily due to the closures and sale of certain lending locations that offered consumer loans and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. Domestic pawn loan fees and service charges decreased $5.4 million, or 1.6%, in 2015 compared to 2014, primarily due to lower average pawn loan balances. Proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $1.8 million, or 1.0%, in 2015 compared to 2014, primarily due to lower gross profit on commercial disposition activities, partially offset by higher gross profit on retail sales. Same-store net revenue for domestic locations decreased 1.1% in 2015 compared to 2014.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the Company has provided certain historical non-GAAP measures in the tables below, including (i) adjusted net income from continuing operations, adjusted diluted net income per share from continuing operations, adjusted earnings from continuing operations and adjusted earnings per share from continuing operations (collectively, the “Adjusted Earnings Measures”), and (ii) adjusted EBITDA, which the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, gain on disposition of equity securities, equity in loss of unconsolidated subsidiary and provision or benefit for income taxes.

Management believes that the presentation of these measures provides users of the financial statements with greater transparency and facilitates a more meaningful comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and depreciation and amortization methods. In addition, management believes this information provides a more in-depth and complete view of the Company’s financial performance, competitive position and prospects for the future and may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Management also believes that non-GAAP measures are frequently used by investors to analyze operating performance, evaluate the Company’s ability to incur and service debt and its capacity for making capital investments, and to help assess the Company’s estimated enterprise value.

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

In calculating adjusted earnings from continuing operations and adjusted earnings per share from continuing operations, management excludes intangible asset amortization, non-cash equity-based compensation, convertible debt non-cash interest and issuance cost amortization, and foreign currency transaction gains or losses. In addition, management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to investors in order to allow them to compare the Company’s financial results for the years ended December 31, 2015, 2014 and 2013 without the effect of the below items, which management believes are less frequent in nature:

•	the loss on early extinguishment of debt;

•	the gain on disposition of equity securities;

•
severance and other employee-related costs for administrative and operations staff reductions in connection with the Company’s reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”);

•	the loss on significant divestitures of non-strategic operations;

•	charges related to a significant litigation settlement in 2013 (the “2013 Litigation Settlement”);

•	the charges related to the closure of 36 locations in Texas in 2013 that offered consumer loans as their primary source of revenue (the “Texas Consumer Loan Store Closures”);

•	the adjustments for a penalty paid to the Consumer Financial Protection Bureau (the “CFPB”) in connection with the issuance of a consent order by the CFPB in November 2013 (the “Regulatory Penalty”);

•
an adjustment made in 2013 (the “Ohio Adjustment for the Ohio Reimbursement Program”) to decrease the Company’s remaining liability following an assessment of the claims made under a voluntary program initiated in 2012 to reimburse Ohio customers in connection with certain legal collections proceedings initiated by the Company in Ohio; and

•
a recognized income tax benefit related to a tax deduction included on the Company’s 2013 federal income tax return for its tax basis in the stock of its subsidiary that previously owned its Mexico-based pawn operations, Creazione Estilo, S.A. de C.V. (“Creazione”), a Mexican sociedad anónima de capital variable (the “Creazione Deduction”).

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

Adjusted Earnings Measures

The following table provides a reconciliation for the years ended December 31, 2015, 2014 and 2013, between net income (loss) from continuing operations and diluted net income (loss) per share from continuing operations calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data). Amounts for the years ended December 31, 2014 and 2013 include the Company’s Mexico-based pawn operations, which were sold in August 2014.

	Year Ended December 31,
	2015		2014		2013
	$	Per Diluted Share(a)	$	Per Diluted Share(a)(b)	$	Per Diluted Share(a)
Net income (loss) and diluted net income (loss) per share from continuing operations	$27,566	$1.01	$(10,387)	$(0.36)	$59,182	1.93
Adjustments (net of tax):
Loss on early debt extinguishment	382	0.02	14,208	0.49	382	0.01
Gain on disposition of equity securities	(1,089)	(0.04)	—	—	—	—
Reorganization	537	0.02	4,749	0.17	—	—
Loss on divestitures	—	—	6,444	0.22	—	—
2013 Litigation Settlement	—	—	400	0.01	11,340	0.37
Texas Consumer Loan Store Closures	—	—	—	—	865	0.03
Regulatory Penalty	—	—	—	—	2,500	0.08
Ohio Adjustment for the Ohio Reimbursement Program	—	—	—	—	(3,209)	(0.10)
Tax benefit related to Creazione Deduction	—	—	—	—	(33,201)	(1.08)
Adjusted net income and adjusted diluted net income per share from continuing operations	27,396	1.01	15,414	0.53	37,859	1.24
Other adjustments (net of tax):
Intangible asset amortization	4,055	0.15	4,148	0.14	3,495	0.11
Non-cash equity-based compensation	3,993	0.14	2,563	0.09	2,928	0.10
Convertible debt non-cash interest and issuance cost amortization	—	—	518	0.02	2,493	0.08
Foreign currency transaction gain	(20)	—	(71)	—	(11)	—
Adjusted earnings and adjusted earnings per share from continuing operations	$35,424	$1.30	$22,572	$0.78	$46,764	$1.53

(a)
For information about the Company’s calculation of diluted shares, see “Item 8. Financial Statements and Supplementary Data—Note 1.” In addition, per-share values using weighted average common shares outstanding may contain rounding adjustments.

(b)	Since a net loss exists for the year ended December 31, 2014, all potentially dilutive securities are anti-dilutive and are therefore excluded from the per-share calculations.

The table below outlines the pre-tax gross amounts and approximate after-tax amounts for each of the adjustments included in the table above. The taxes are calculated using a consistently applied marginal tax rate, except for transactions in which a specific legal entity tax rate applies and differs materially from the consistently applied rate.

	Year Ended December 31,
	2015			2014			2013
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax

Loss on early debt extinguishment	$607	$225	$382	$22,553	$8,345	$14,208	$607	$225	$382
Gain on disposition of equity securities	(1,688)	(599)	(1,089)	—	—	—	—	—	—
Reorganization	853	316	537	7,538	2,789	4,749	—	—	—
Loss on divestitures	—	—	—	5,176	(1,268)	6,444	—	—	—
2013 Litigation Settlement	—	—	—	635	235	400	18,000	6,660	11,340
Texas Consumer Loan Store Closures	—	—	—	—	—	—	1,373	508	865
Regulatory Penalty	—	—	—	—	—	—	2,500	—	2,500
Ohio Adjustment for the Ohio Reimbursement Program	—	—	—	—	—	—	(5,000)	(1,791)	(3,209)
Tax benefit related to Creazione Deduction	—	—	—	—	—	—	—	33,201	(33,201)
Total Adjustments	$(228)	$(58)	$(170)	$35,902	$10,101	$25,801	$17,480	$38,803	$(21,323)

Adjusted EBITDA

The following table provides a reconciliation between net income (loss) from continuing operations, which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA from continuing operations (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) from continuing operations	$27,566	$(10,387)	$59,182
Net loss attributable to the noncontrolling interest in continuing operations	—	—	308
Provision (benefit) for income taxes (a)	15,478	2,041	(15,505)
Equity in loss of unconsolidated subsidiary	—	—	136
Gain on disposition of equity securities	(1,688)	—	—
Loss on early extinguishment of debt	607	22,553	607
Foreign currency transaction gain	(32)	(113)	(17)
Interest expense, net	14,357	18,873	16,457
Depreciation and amortization expenses (b)	56,251	60,942	55,949
Adjustments
Reorganization	853	7,538	—
Loss on divestitures	—	5,176	—
Texas Consumer Loan Store Closures	—	—	1,373
Regulatory Penalty	—	—	2,500
2013 Litigation Settlement	—	635	18,000
Ohio Adjustment for the Ohio Reimbursement Program	—	—	(5,000)
Adjusted EBITDA from continuing operations	$113,392	$107,258	$133,990
Adjusted EBITDA margin from continuing operations calculated as follows:
Total revenue	$1,029,491	$1,094,696	$1,030,486
Adjusted EBITDA	113,392	107,258	133,990
Adjusted EBITDA as a percentage of total revenue	11.0%	9.8%	13.0%

(a)	For the year ended December 31, 2013, includes income tax benefit of $33.2 million related to the Creazione Deduction.

(b)	For the year ended December 31, 2013, excludes $0.2 million of depreciation and amortization expenses, which are included in the “Texas Consumer Loan Store Closures.”

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding decreased $10.2 million, or 4.0%, in 2015 compared to 2014, partly due to a $3.2 million decrease in the average balance outstanding related to the Company’s Mexico-based pawn operations, which were sold in August 2014. In addition, consolidated pawn loan fees and services charges decreased $10.4 million, or 3.2%, in 2015 compared to 2014, partly due to a $5.0 million decrease due to the Company’s Mexico-based operations.

The following table sets forth selected data related to the Company’s domestic pawn lending activities, excluding the Company’s Mexico-based pawn operations, as of and for the years ended December 31, 2015 and 2014 (dollars in thousands except where otherwise noted):

	Year Ended December 31,
Domestic pawn operations	2015	2014(a)	$ Change	% Change
Pawn loan fees and service charges	$318,987	$324,337	$(5,350)	(1.6)%
Ending pawn loan balance (as of December 31,)	$248,713	$252,168	$(3,455)	(1.4)%
Average pawn loan balance outstanding	$241,542	$248,452	$(6,910)	(2.8)%
Amount of pawn loans written and renewed	$997,888	$1,032,923	$(35,035)	(3.4)%
Average amount per pawn loan (in ones)	$128	$125	$3	2.4%
Annual yield on pawn loans	132.1%	130.5%

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the year ended
December 31, 2014, Mexico-based pawn operations had pawn loan fees and service charges of $5,031, an average pawn loan balance outstanding of $3,243 ($5,347 for the year-to-date period ended on the date of sale in August 2014), pawn loans written and renewed of $38,837, an average amount per pawn loan of $87, and an annualized yield on pawn loans of 144.9%.

Average domestic pawn loan balances decreased in 2015 compared to 2014 by $6.9 million, or 2.8%, primarily due to lower average pawn loan balances in same-store domestic pawn locations throughout 2015, as well as a decrease in the number of stores offering pawn loans due to the closure or sale of less profitable store locations. Pawn loan balances at the beginning of 2015 were below prior year levels, and this negative differential expanded through the first three quarters of 2015, before narrowing at the end of 2015. Same-store domestic pawn loan balances were 0.5% lower as of December 31, 2015 compared to December 31, 2014.

Domestic pawn loan fees and service charges decreased in 2015 compared to 2014 by $5.4 million, or 1.6%. This decrease was primarily driven by lower average domestic pawn loan balances during 2015 as compared to 2014, partially offset by a higher domestic pawn loan yield of 132.1% in 2015 compared to 130.5% in 2014. The higher domestic pawn loan yield was primarily due to a shift in the geographic concentration of pawn loans into states with higher statutory pawn loan yields and, to a lesser extent, an increase in the permitted statutory loan fees in some markets.

Merchandise Sales Activities

Proceeds From Disposition of Merchandise

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is generally the principal amount loaned on an item or the amount paid for purchased merchandise. Management separates proceeds from disposition of merchandise and gross profit on disposition of merchandise into two groups, retail sales and commercial sales. Retail sales include the sale of jewelry and general merchandise primarily to consumers through the Company’s locations. Commercial sales represent a secondary source of disposition and include the sale of refined gold, diamonds, platinum, and silver to brokers or manufacturers.

On a consolidated basis, proceeds from disposition decreased in 2015 compared to 2014 by $39.2 million, or 5.9%, partly due to the sale in 2014 of the Company’s Mexico-based operations, which generated $12.3 million in proceeds from disposition in 2014. Gross profit on disposition decreased $4.4 million, or 2.3%, in 2015 compared to 2014, partly due to the sale of the Company’s Mexico-based operations, which generated $2.6 million in gross profit on disposition in 2014.

The following table summarizes the proceeds from the disposition of merchandise and the related profit for domestic pawn operations, excluding the Company’s Mexico-based pawn operations, for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015			2014(a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$533,730	$87,027	$620,757	$517,139	$130,569	$647,708
Gross profit on disposition	$173,021	$8,494	$181,515	$171,173	$12,114	$183,287
Gross profit margin	32.4%	9.8%	29.2%	33.1%	9.3%	28.3%
Percentage of total gross profit	95.3%	4.7%	100.0%	93.4%	6.6%	100.0%
(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the year ended December 31, 2014, Mexico-based pawn operations had proceeds from disposition of $12,298, gross profit on disposition of $2,582, and gross profit margin of 21.0%.

Proceeds from disposition for domestic pawn operations decreased in 2015 compared to 2014 by $27.0 million, or 4.2%. Commercial proceeds from disposition decreased $43.5 million, or 33.3%, as a result of the Company’s continued emphasis on retail jewelry sales in its storefront locations and efforts to place less reliance on the commercial disposition of jewelry due to the prevailing lower market price of gold. Partially offsetting this decrease, retail proceeds from disposition increased $16.6 million, or 3.2%, primarily due to the Company’s emphasis on retail disposition activities in its storefront locations. The decreased emphasis on commercial disposition also contributed to a decrease in the Company’s merchandise turnover ratio from 2.3 times in 2014 to 2.0 times in 2015, as routine and frequent commercial dispositions typically contribute to a higher turnover ratio. Management expects merchandise turnover to be at or below 2015 levels in future periods, as the merchandise turnover ratio will be more closely tied to traditional jewelry merchandise turnover levels.

Gross profit on disposition for domestic pawn operations decreased $1.8 million, or 1.0%, in 2015 compared to 2014 due to a $3.6 million, or 29.9%, decrease in gross profit on commercial dispositions, mainly as a result of lower diamond yields. Partially offsetting the decrease in gross profit on commercial dispositions, gross profit on retail dispositions increased $1.8 million, or 1.1%, due to the Company’s emphasis on retail disposition activities in storefront locations. Although the domestic retail gross profit margin decreased to 32.4% in 2015 compared to 33.1% in 2014 mainly as a result of the Company’s emphasis on the retail disposition of general merchandise items, including the discounting of electronics inventory, the total domestic gross profit margin increased to 29.2% in 2015 compared to 28.3% in 2014. The increase in total domestic gross profit margin was primarily due to the increase in retail gross profit as a percentage of total gross profit.

In 2015, commercial disposition activities represented less than 5% of aggregate gross profit from disposition activities. Management expects commercial sales to continue to be a less meaningful aspect of the business as the Company focuses its efforts on the successful disposition of merchandise through its pawn lending locations.

In 2015, management continued to place emphasis on the discounting of merchandise, particularly non-jewelry items, in an effort to reduce the levels of non-jewelry merchandise held for more than one year. This effort resulted in relatively low gross profit margins on retail disposition activities, which have been near historical lows in recent periods. In the seasonally strong holiday selling period in the fourth quarter of 2015, the Company experienced increased retail gross profit margins, which were primarily due to higher profit margins on the sale of jewelry items. Management believes that an increased amount of jewelry sales as a percentage of overall retail sales has the potential to further improve overall retail gross profit margins gradually over time.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn lending operations as of December 31, 2015 and 2014, respectively (dollars in thousands):

	As of December 31,
	2015		2014
Domestic pawn operations	Amount	%	Amount	%
Jewelry – held for one year or less	$135,215	55.3%	$111,963	52.0%
Other merchandise – held for one year or less	93,498	38.3%	90,642	42.1%
Total merchandise held for one year or less	228,713	93.6%	202,605	94.1%
Jewelry – held for more than one year	8,935	3.7%	3,494	1.6%
Other merchandise – held for more than one year	6,701	2.7%	9,150	4.3%
Total merchandise held for more than one year	15,636	6.4%	12,644	5.9%
Merchandise held for disposition, gross	$244,349	100.0%	$215,249	100.0%
Less: Inventory valuation allowance	$(2,800)		$(2,400)
Merchandise held for disposition, net of allowance	$241,549		$212,849

Merchandise held for disposition, net of allowance, increased $28.7 million, or 13.5%, as of December 31, 2015 compared to December 31, 2014. The increase was primarily due to an increase in jewelry inventory as a result of the Company’s continued emphasis on retail disposition of jewelry in stores and efforts to place less reliance on the commercial disposition of jewelry. The allowance for merchandise held for disposition increased by $0.4 million from December 31, 2014 to December 31, 2015, primarily due to increased inventory levels, as well as the Company’s historical experience of inventory losses due to damage, theft or obsolescence.

Consumer Loan Activities

Combined Consumer Loans

In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either items accounted for in accordance with GAAP or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure that combines the consumer loans owned by the Company and those guaranteed by the Company. In addition, the Company has reported combined consumer loans written and renewed, which is statistical data that is not included in the Company’s financial statements. References throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations to renewed consumer loans include both renewals and extensions made by customers to their existing loans in accordance with applicable laws.

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

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, the consumer loan loss provision and consumer loan fees, net of the loss provision, for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$56,878	$25,623	$82,501	$83,909	$13,765	$97,674
Less: consumer loan loss provision	11,361	11,744	23,105	23,269	7,740	31,009
Consumer loan fees, net loss provision	$45,517	$13,879	$59,396	$60,640	$6,025	$66,665
Year-over-year change—$	$(15,123)	$7,854	$(7,269)	$(11,993)	$(1,194)	$(13,187)
Year-over-year change—%	(24.9)%	130.4%	(10.9)%	(16.5)%	(16.5)%	(16.5)%
Consumer loan loss provision as a % of consumer loan fees	20.0%	45.8%	28.0%	27.7%	56.2%	31.7%

Consumer loan fees, net of loss provision, decreased $7.3 million, or 10.9%, in 2015 compared to 2014, primarily due to a $15.2 million, or 15.5%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate its short-term consumer lending activities in many of its locations, resulting in a reduction of 37 and 311 locations offering consumer loans during 2015 and 2014, respectively. For more information, see “The Company’s Business—Locations.” In addition, consumer loan fees decreased due to reduced consumer loan fees from installment loans secured by a customer’s vehicle, which the Company ceased offering in 2015. The decrease in consumer loan fees was partially offset by an increase in fees from an unsecured installment loan product offering that was expanded into some of the Company’s lending locations during 2015.

In line with the current strategy to focus on its pawn lending operations, the Company expects to eliminate consumer lending activities in approximately 47 locations in 2016. Most of this activity is expected to take place in the first half of 2016.

The consumer loan loss provision decreased by $7.9 million, or 25.5%, in 2015 compared to 2014. The decrease in the loss provision was primarily due to the decrease in consumer loan balances as a result of the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, as well as an improvement in short-term loan portfolio performance in remaining locations and decreased charge-offs in 2015 compared to 2014. In addition, the Company began selling delinquent loans to third parties in 2015 and received proceeds of $2.7 million in 2015, which primarily consisted of proceeds from the initial sale. Sales of delinquent loans increased recoveries and therefore reduced the loss provision. The Company expects to continue selling delinquent loans from time-to-time but does not expect future sales of delinquent loans to be of this magnitude. The decrease in the consumer loan loss provision was partially offset by an increased provision from an unsecured installment loan product offering that was expanded in 2015. The consumer loan loss provision as a percentage of consumer loan fees decreased to 28.0% in 2015 compared to 31.7% in 2014 due to the factors described above.

Consumer Loan Information by Product

The following tables provide additional information related to each of the Company’s consumer loan products as of and for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$464,427	$6,257	$470,684	$646,232	$9,022	$655,254
Guaranteed by the Company(b)	27,503	75,549	103,052	62,698	24,045	86,743
Combined consumer loans written and renewed	$491,930	$81,806	$573,736	$708,930	$33,067	$741,997
	As of December 31,
	2015			2014
Ending consumer loan balances, gross
Company owned	$29,027	$5,160	$34,187	$42,954	$6,061	$49,015
Guaranteed by the Company(b)	1,137	9,996	11,133	2,718	7,073	9,791
Combined ending consumer loan balances, gross(d)	$30,164	$15,156	$45,320	$45,672	$13,134	$58,806
Allowance and liability for losses
Company owned	$1,651	$1,245	$2,896	$2,736	$1,426	$4,162
Guaranteed by the Company(b)	30	1,956	1,986	402	658	1,060
Combined allowance and liability for losses	$1,681	$3,201	$4,882	$3,138	$2,084	$5,222
Ending consumer loan balances, net
Company owned	$27,376	$3,915	$31,291	$40,218	$4,635	$44,853
Guaranteed by the Company(b)	1,107	8,040	9,147	2,316	6,415	8,731
Combined ending consumer loan balances, net(d)	$28,483	$11,955	$40,438	$42,534	$11,050	$53,584
Average amount outstanding per consumer loan (in ones)(a)(c)	$458	$1,190		$475	$1,442
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(d)	5.6%	21.1%	10.8%	6.9%	15.9%	8.9%

(a)	The disclosure regarding the amount of consumer loans written and renewed and the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

(b)
The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is reflected in the table above and included in the Company’s consolidated balance sheets.

(c)
The average amount outstanding per consumer loan is calculated as the total amount of combined consumer loans outstanding as of the end of the period divided by the total number of combined consumer loans outstanding as of the end of the period.

(d)	Non-GAAP measure.

Management evaluates consumer loan loss rates for all of its consumer loan products to determine credit quality and evaluate trends. The allowance and liability for losses as a percentage of consumer loan balances, gross, increased to 10.8% as of December 31, 2015, compared to 8.9% as of December 31, 2014. This increase was primarily due to a higher mix of unsecured installment loans as of December 31, 2015 as compared to December 31, 2014, mainly due to the expansion of an unsecured installment loan product offering during 2015. The higher allowance and liability for losses as a percentage of installment loan balances as of December 31, 2015 as compared to December 31, 2014 reflects the less mature nature of that portfolio in comparison to the short-term portfolio. The increase in the allowance and liability for losses as a percentage of consumer loan balances, gross, was partially offset by improved performance in the short-term loan portfolio, which resulted in decreased short-term loan loss reserve rates.

The increase in the installment loan balance as of December 31, 2015 compared to December 31, 2014 is primarily due to the expansion of the unsecured installment loan product offering in 2015 after a short initial test period that began in 2014. The decrease in the average amount outstanding per installment loan from December 31, 2014 to December 31, 2015 was due to the discontinuation during 2014 and 2015 of the Company’s installment loan products secured by a customer’s vehicle that typically carried higher average balances than other loans in the installment loan portfolio.

Operations and Administration Expenses

Operations expenses include all expenses directly related to the Company’s storefront locations, the operations management for each operating district and region, the Company’s centralized jewelry processing center and the Company’s call centers for customer service and collections. Administration expenses include expenses related to corporate service functions. Operations and administration expenses include expenses incurred for personnel, occupancy and other charges. Personnel expenses include salaries and wages, payroll taxes, incentive expenses and health insurance. Occupancy expenses include rent, property taxes, insurance, utilities, data communication expense and maintenance. Other expenses include marketing, legal, selling, travel and other office expenses.

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

The table below shows additional detail of the operations and administration expenses for the Company for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$216,639	$58,885	$275,524	$225,796	$71,384	$297,180
Occupancy	115,864	3,597	119,461	123,008	3,889	126,897
Other	35,975	23,952	59,927	42,825	23,563	66,388
Total	$368,478	$86,434	$454,912	$391,629	$98,836	$490,465

Consolidated operations and administration expenses decreased $35.6 million, or 7.2%, in 2015 compared to 2014. This overall decline in expenses is consistent with management’s strategy and related initiatives to decrease the Company’s overall cost structure and improve marginal profitability. In addition, the decrease in consolidated operations and administration expenses included an $8.1 million decrease due to the elimination of the Company’s Mexico-based operations, which were sold in August 2014.

Operations expenses decreased $23.2 million, or 5.9%, in 2015 compared to 2014 and included a $6.1 million decrease due to the sale of the Company’s Mexico-based operations. Domestic operations expenses decreased $17.1 million, primarily due to a lower personnel and occupancy cost structure that resulted from the Reorganization and decreased storefront locations. Operations expenses in 2015 compared to 2014 also benefited from decreased marketing, selling and office expenses. These decreases were partially offset by increased expenses in 2015 related to increased performance-based incentive expense and costs incurred to close certain lending locations and regional offices in 2015.

Administration expenses decreased $12.4 million, or 12.5%, in 2015 compared to 2014 and included a $2.1 million decrease due to the elimination of the Company’s Mexico-based operations. Consistent with the Company’s strategy to improve marginal profitability, domestic administration expenses decreased $10.3 million, primarily due to a decrease in personnel expenses following the Reorganization and included decreases in salaries, severance, health insurance expenses and other employee-related costs. These decreases were partially offset by increased expenses for the impairment of a capitalized systems development project that the Company discontinued in 2015, increased consulting expenses and increased performance-based and long-term incentive expenses.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Depreciation	$49,814	$54,358	$(4,544)	(8.4)%
Amortization	6,437	6,584	(147)	(2.2)%
Total	$56,251	$60,942	$(4,691)	(7.7)%

Depreciation and amortization expenses decreased $4.7 million in 2015 compared to 2014, primarily due to a reduced number of domestic pawn and consumer lending locations as a result of the closure and sale of certain store locations, as well as reduced depreciation expenses as a result of the sale of the Company’s Mexico-based pawn operations in August 2014. The decreased depreciation expenses were partially offset by accelerated depreciation in 2015 due to the closure of certain lending locations and regional offices. Furthermore, the Company reduced its level of capital expenditures in 2015 compared to prior years and, as a result, expects that depreciation expenses will gradually decrease in future periods.

Divestitures

The Company incurred a gain on divestitures of $0.3 million in 2015 due to the sale of 12 lending locations. In 2014, the Company incurred a loss on divestitures of $5.2 million that included $4.9 million in aggregate losses related to the sale of the Company’s Mexico-based pawn operations, which was composed of a $2.8 million loss on the sale and a $2.1 million expense for the write-off of an uncollectible tax receivable. The loss in 2014 also included a $0.3 million loss on the sale of all five of the Company’s Colorado pawn lending locations.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Interest expense accrued on debt	$11,509	$22,511	$(11,002)	(48.9)%
Debt related fees, issuance costs and discount amortization	2,948	4,009	(1,061)	(26.5)%
Total interest expense	14,457	26,520	(12,063)	(45.5)%
Less: interest income	(100)	(7,647)	(7,547)	(98.7)%
Interest expense, net	$14,357	$18,873	$(4,516)	(23.9)%

Interest expense, net of interest income, decreased $4.5 million, or 23.9%, in 2015 compared to 2014. During 2015, interest expense decreased $11.0 million, primarily due to lower average debt levels during 2015 compared to 2014 as a result of the payoff of several of the Company’s debt instruments in 2014 and a reduced average balance outstanding on the Company’s $280.0 million line of credit (the “Line of Credit”). Interest income in 2014 primarily related to the Company’s outstanding note receivable from Enova (the “Enova Note Receivable”). The Enova Note Receivable was repaid in full and was terminated in May 2014, resulting in a decrease in interest income of $7.5 million in 2015 compared to 2014.

Following the Enova Spin-off and the reclassification of the financial results of Enova to discontinued operations, interest expense from continuing operations for 2014 excludes interest expense related to the Enova Note Receivable, as it is included in net income from discontinued operations. Interest income earned by the Company related to the Enova Note Receivable is included as interest income in 2014.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $0.6 million in 2015 compared to $22.6 million in 2014. In 2015, the Company repurchased $12.0 million in principal amount of the $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”) for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

In 2014, the Company incurred a loss on early extinguishment of debt of $22.6 million, primarily due to a $14.9 million loss on early extinguishment of debt that resulted from the prepayment of $106.2 million in principal amount of the Company’s 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”). In 2014, the Company also incurred a $6.0 million loss on early extinguishment of debt due to the repurchase of $103.5 million in principal amount of the 2018 Senior Notes, as well as a $1.5 million loss upon the repurchase of $58.6 million in principal amount of the Company’s $115.0 million aggregate principal amount of 5.25% convertible senior notes due May 15, 2029 (the “2029 Convertible Notes”). Collectively, this activity is referred to as the “2014 Debt Reduction.”

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $1.7 million during 2015 in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock, as well as the sale of shares of Enova common stock that were withheld to pay taxes for issued awards. See “Item 8. Financial Statements and Supplementary Information—Note 9” for additional information.

Income Taxes

In 2015, the Company recorded income tax expense of $15.5 million on income from continuing operations before taxes of $43.0 million, resulting in an effective tax rate of 36.0%, which was reduced by certain state tax refunds. In 2014, the Company recorded income tax expense of $2.0 million on a loss from continuing operations before income taxes of $8.3 million, resulting in a negative effective tax rate of 24.5%. The negative effective tax rate in 2014 was primarily due to the tax impact of the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations and an additional valuation allowance associated with the losses in Mexico. Without the impact of these items, the Company’s effective tax rate would have been 11.6% for 2014. The higher effective tax rate for 2015 as compared to 2014 is primarily due to the pre-tax loss incurred in 2014 and the tax impact of other permanently non-deductible items.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for 2014. Net income from discontinued operations was $109.0 million in 2014.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Pawn Lending Activities

On a consolidated basis, the average balance of pawn loans outstanding increased $13.6 million, or 5.7%, in 2014 compared to 2013 and included a $1.7 million decrease in the average balance outstanding related to the Company’s Mexico-based pawn operations, which were sold in August 2014. In addition, pawn loan fees and services charges increased $17.6 million, or 5.6%, in 2014 compared to 2013 and included a decrease of $2.3 million related to the Company’s Mexico-based pawn operations.

The following table sets forth selected data related to the Company’s pawn lending activities, excluding the Company’s Mexico-based pawn operations, as of and for the years ended December 31, 2014 and 2013 (dollars in thousands except where otherwise noted):

	Year Ended December 31,
Domestic pawn operations	2014 (a)	2013 (a)	Change	% Change
Pawn loan fees and service charges	$324,337	$304,511	$19,826	6.5%
Ending pawn loans outstanding (as of December 31,)	$252,168	$256,772	$(4,604)	(1.8)%
Average pawn loans outstanding	$248,452	$233,166	$15,286	6.6%
Amount of pawn loans written and renewed	$1,032,923	$958,542	$74,381	7.8%
Average amount per pawn loan (in ones)	$125	$127	$(2)	—
Annual yield on pawn loans	130.5%	130.6%
(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the years ended
December 31, 2014 and 2013, Mexico-based pawn operations had pawn loan fees and service charges of $5,031 and $7,288, an average pawn loan balance outstanding of $3,243 ($5,347 for the year-to-date period ended on the date of sale in August 2014) and $4,943, pawn loans written and renewed of $38,837 and $56,120, an average amount per pawn loan of $87 and $87, and an annualized yield on pawn loans of 144.9% and 147.4%, respectively.

Average domestic pawn loan balances increased in 2014 compared to 2013 by $15.3 million, or 6.6%, primarily due to acquisitions that occurred in the second half of 2013. This increase in average domestic pawn loan balances was the primary driver of the increase in domestic pawn loan fees and service charges of $19.8 million, or 6.5%, in 2014 compared to 2013.

Pawn loan balances decreased $4.6 million, or 1.8%, as of December 31, 2014 compared to December 31, 2013, primarily due to lower demand for pawn loans during the fourth quarter of 2014. Same-store domestic pawn loan balances were 1.2% lower as of December 31, 2014 compared to December 31, 2013. Management believes that the significant decline in gasoline prices in the fourth quarter of 2014 contributed to the decrease in demand for pawn loans.

Merchandise Sales Activities

Proceeds From Disposition of Merchandise

On a consolidated basis, proceeds from disposition increased $64.6 million, or 10.8%, in 2014 compared to 2013. Gross profit on disposition increased $1.0 million, or 0.6%, in 2014 compared to 2013.

The following table summarizes the proceeds from the disposition of merchandise and the related profit for domestic pawn operations, excluding the Company’s Mexico-based pawn operations, for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014 (a)			2013 (a)
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$517,139	$130,569	$647,708	$410,963	$165,744	$576,707
Gross profit on disposition	$171,173	$12,114	$183,287	$149,213	$33,124	$182,337
Gross profit margin	33.1%	9.3%	28.3%	36.3%	20.0%	31.6%
Percentage of total gross profit	93.4%	6.6%	100.0%	81.8%	18.2%	100.0%
(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. For the years ended December 31, 2014 and 2013, Mexico-based pawn operations had proceeds from disposition of $12,298 and $18,732, gross profit on disposition of $2,582 and $2,489, and gross profit margin of 21.0% and 13.3%, respectively.

Proceeds from disposition for domestic pawn operations increased $71.0 million, or 12.3%, in 2014 compared to 2013, primarily due to an increase in retail proceeds from disposition of $106.2 million, or 25.8%, partially offset by a decrease in commercial proceeds from disposition of $35.2 million, or 21.2%. In 2014, the Company increased its emphasis on retail jewelry sales in its storefront locations and placed less reliance on the commercial disposition of jewelry due to the prevailing lower market price for gold. The Company’s merchandise turnover ratio remained flat at 2.3 times in both 2013 and 2014.

Gross profit on disposition for domestic pawn operations increased in 2014 compared to 2013 by $1.0 million, or 0.5%, primarily due to a $22.0 million, or 14.7%, increase in retail gross profit on retail disposition, largely offset by a $21.0 million, or 63.4%, decrease in commercial gross profit on disposition. This activity was primarily due to the Company’s increased emphasis on retail sales in its storefront locations and efforts to place less reliance on the commercial disposition of merchandise. In addition, the domestic gross profit margin decreased to 28.3% in 2014, compared to 31.6% in 2013, primarily due to a lower margin on retail sales, which declined mainly as a result of the discounting of general merchandise items to enhance sales, as well as a lower margin on commercial dispositions mainly due to a lower market price for gold. The percentage of gross profit from commercial sales in 2014 compared to 2013 was a less significant percentage of the total gross profit from dispositions.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn lending operations as of December 31, 2014 and 2013, respectively (dollars in thousands):

	As of December 31,
	2014		2013 (a)
Domestic pawn operations	Amount	%	Amount	%
Jewelry – held for one year or less	$111,963	52.0%	$115,187	56.3%
Other merchandise – held for one year or less	90,642	42.1%	76,014	37.1%
Total merchandise held for one year or less	202,605	94.1%	191,201	93.4%
Jewelry – held for more than one year	3,494	1.6%	6,586	3.2%
Other merchandise – held for more than one year	9,150	4.3%	6,876	3.4%
Total merchandise held for more than one year	12,644	5.9%	13,462	6.6%
Merchandise held for disposition, gross	$215,249	100.0%	$204,663	100.0%
Less: Inventory valuation allowance	$(2,400)		$(840)
Merchandise held for disposition, net of allowance	$212,849		$203,823

(a) Excludes amounts related to the Company’s Mexico-based pawn operations, which were sold in August 2014. As of December 31, 2013, Mexico-based pawn operations had merchandise held for disposition, gross of $5,185, inventory valuation allowance of $109, and merchandise held for disposition, net of allowance of $5,076.

Merchandise held for disposition, net of allowance, increased $9.0 million, or 4.4%, as of December 31, 2014 compared to December 31, 2013, primarily due to an increase in general merchandise levels. The allowance for merchandise held for disposition increased by $1.6 million from December 31, 2013 to December 31, 2014, primarily due to increased inventory levels, as well as the Company’s historical experience of inventory losses due to damage, theft or obsolescence.

Consumer Loan Activities

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, the consumer loan loss provision, and consumer loans fees, net of the loss provision, for the years ended December 31, 2014 and 2013 (dollars in thousands):

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

Consumer loan fees, net of loss provision, decreased $13.2 million, or 16.5%, in 2014 compared to 2013, primarily due to a $15.5 million, or 13.7%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate its short-term consumer lending activities in many of its locations, resulting in the elimination of the product in 311 locations offering consumer loans during 2014. For more information, see “The Company’s Business—Locations.”

The consumer loan loss provision decreased by $2.4 million, or 7.0%, in 2014 compared to 2013. The decrease in the loss provision was primarily due to the decrease in consumer loan balances as a result of the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. The consumer loan loss provision as a percentage of consumer loan fees increased to 31.7% in 2014 from 29.5% in 2013, primarily due to the total consumer loan portfolio including a greater percentage of installment loans in 2014 compared to 2013. The higher loss provision as a percentage of consumer loan fees for installment loans reflects the less mature nature of that portfolio in comparison to the short-term portfolio.

Consumer Loan Information by Product

The following tables provide additional information related to each of the Company’s consumer loan products as of and for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$646,232	$9,022	$655,254	$712,253	$7,488	$719,741
Guaranteed by the Company(b)	62,698	24,045	86,743	104,236	21,734	125,970
Combined consumer loans written and renewed	$708,930	$33,067	$741,997	$816,489	$29,222	$845,711
	As of December 31,
	2014			2013
Ending consumer loan balances, gross
Company owned	$42,954	$6,061	49,015	$49,856	$9,787	$59,643
Guaranteed by the Company(b)	2,718	7,073	9,791	4,900	12,639	17,539
Combined ending consumer loan balances, gross(d)	$45,672	$13,134	58,806	$54,756	$22,426	$77,182
Allowance and liability for losses
Company owned	$2,736	$1,426	4,162	$3,960	$951	$4,911
Guaranteed by the Company(b)	402	658	1,060	272	758	1,030
Combined allowance and liability for losses	$3,138	$2,084	5,222	$4,232	$1,709	$5,941
Ending consumer loan balances, net
Company owned	$40,218	$4,635	44,853	$45,896	$8,836	$54,732
Guaranteed by the Company(b)	2,316	6,415	8,731	4,628	11,881	16,509
Combined ending consumer loan balances, net(d)	$42,534	$11,050	53,584	$50,524	$20,717	$71,241
Average amount outstanding per consumer loan (in ones)(a)(c)	$475	$1,442		$474	$2,083
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(d)	6.9%	15.9%	8.9%	7.7%	7.6%	7.7%

(a)	The disclosure regarding the amount of consumer loans written and renewed and the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

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

The allowance and liability for losses as a percentage of consumer loan balances, gross, increased to 8.9% as of December 31, 2014, compared to 7.7% as of December 31, 2013. This increase was primarily due to a higher percentage of unsecured installment loans to total installment loans in 2014 as compared to 2013, primarily due to the discontinuation during 2014 of one of the Company’s installment loan products secured by a customer’s vehicle. In addition, installment loans, in comparison to short-term loans, had a higher allowance and liability for losses as a percentage of combined ending gross consumer loan balance due to the less mature nature of the installment loan portfolio.

The decrease in the average amount outstanding per installment loan in 2014 compared to 2013 was primarily due to the discontinuation during 2014 of one of the Company’s installment loan products secured by a customer’s vehicle that typically carried higher average balances than other loans in the installment loan portfolio.

Operations and Administration Expenses

The table below shows additional detail of the operations and administration expenses for the Company for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$225,796	$71,384	$297,180	$202,383	$60,437	$262,820
Occupancy	123,008	3,889	126,897	113,730	4,394	118,124
Other	42,825	23,563	66,388	63,307	24,967	88,274
Total	$391,629	$98,836	$490,465	$379,420	$89,798	$469,218

Consolidated operations and administration expenses increased $21.2 million, or 4.5%, to $490.5 million in 2014 compared to 2013. Severance and other employee-related expenses related to the Reorganization increased operations and administration expenses in 2014, and the beneficial impact of the cost reductions was not fully realized in 2014. The increase in consolidated operations and administration expenses was partially offset by a $4.4 million decrease due to the sale of the Company’s Mexico-based operations in August 2014.

Personnel expenses increased $34.4 million in 2014 compared to 2013, primarily due to severance costs and other employee-related expenses related to the Reorganization, the addition of retail services locations through acquisitions made in 2013, normal merit increases, incentives and increased health insurance costs.

Occupancy expenses increased $8.8 million in 2014 compared to 2013 primarily due to acquisitions made in 2013 and normal rent increases. In addition, occupancy expenses in 2013 also included $1.4 million of expenses for the Texas Consumer Loan Store Closures.

Other expenses decreased $22.0 million in 2014 compared to 2013 primarily due to an $18.0 million charge incurred in 2013 for the 2013 Litigation Settlement, a $2.5 million expense incurred in 2013 for the Regulatory Penalty, and decreased marketing expenses in 2014 compared to 2013, which were partially offset by a $5.0 million benefit recognized in 2013 for the Ohio Adjustment for the Ohio Reimbursement Program.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Depreciation	$54,358	$50,580	$3,778	7.5%
Amortization	6,584	5,548	1,036	18.7%
Total	$60,942	$56,128	$4,814	8.6%

Depreciation and amortization expenses increased $4.8 million, or 8.6%, in 2014 compared to 2013, primarily due to an increase in depreciation expense as a result of an increase in capitalized amounts from acquisitions completed during 2013 and the Company’s remodeling activities in its existing and newly acquired stores. In addition, amortization expenses increased due to acquisitions completed in 2013, which increased the Company’s intangible assets and the related amortization expenses.

Divestitures

The Company incurred a loss on divestiture of non-strategic operations of $5.2 million in 2014. The loss in 2014 included $4.9 million in aggregate losses related to the sale of the Company’s Mexico-based pawn operations, which was composed of a $2.8 million loss on sale and a $2.1 million expense for the write-off of an uncollectible tax receivable. The loss in 2014 also included a $0.3 million loss on the sale of all five of the Company’s Colorado pawn lending locations.

Interest Expense and Interest Income

Following the Enova Spin-off and the reclassification of the financial results of Enova to discontinued operations, interest expense from continuing operations for 2014 and 2013 excludes interest expense related to the Enova Note Receivable, as it is included in net income from discontinued operations. Interest income earned by the Company related to the Enova Note Receivable is included as interest income in 2014 and 2013.

The following table shows the Company’s interest income and expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Interest expense accrued on debt	$22,511	$29,428	$(6,917)	(23.5)%
Debt related fees, issuance costs and discount amortization	4,009	6,891	$(2,882)	(41.8)%
Total interest expense	26,520	36,319	(9,799)	(27.0)%
Less: interest income	(7,647)	(19,862)	(12,215)	(61.5)%
Interest expense, net	$18,873	$16,457	$2,416	14.7%

Interest expense, net of interest income, increased $2.4 million, or 14.7%, to $18.9 million in 2014 as compared to $16.5 million in 2013. The Company’s interest income in 2014 and 2013 related primarily to the Enova Note Receivable. The Enova Note Receivable was repaid in full and terminated in May 2014 and was outstanding for the full year in 2013, resulting in a decrease in interest income of $12.2 million in 2014 compared to 2013. In addition, interest expense decreased in 2014 as compared to 2013, primarily due to the 2014 Debt Reduction, which was completed primarily with the proceeds received from the repayment of the Enova Note Receivable. See “Item 8. Financial Statements and Supplementary Information—Note 11” for additional information regarding the Company’s debt instruments.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $22.6 million in 2014 compared to $0.6 million in 2013. In 2014, the loss on early extinguishment of debt resulted from the 2014 Debt Reduction.

Income Taxes

In 2014, the Company recorded income tax expense of $2.0 million on a loss from continuing operations before income taxes of $8.3 million, resulting in a negative effective tax rate of 24.5%. The negative effective tax rate was primarily due to the tax impact of the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations and an additional valuation allowance associated with the losses in Mexico.

During 2013, the Company recorded an income tax benefit of $15.5 million on income from continuing operations before income taxes of $44.0 million, resulting in a negative effective tax rate of 35.3%. The negative effective tax rate was primarily due to the recognized income tax benefit of $33.2 million associated with the Creazione Deduction, as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.

Without the impact of these items, the Company’s effective tax rate would have been 11.6% and 39.6% for 2014 and 2013, respectively. The lower effective tax rate for 2014 as compared to 2013 is primarily due to the pre-tax loss incurred in 2014 and the tax impact of other permanently non-deductible items.

Net Income from Discontinued Operations

As a result of the Enova Spin-off, the financial results of Enova are presented as discontinued operations for 2014 and 2013. Net income from discontinued operations increased $25.7 million, or 30.8%, in 2014 compared to 2013. The increase was primarily due to a $27.7 million, or 6.2%, increase in net revenue, driven by higher revenue from Enova’s domestic and foreign line of credit account and installment loan portfolios and lower consumer loan loss rates across Enova’s entire consumer loan portfolio, including short-term loans, line of credit accounts and installment loans. Enova’s effective tax rate for 2014 and 2013, respectively, was 36.6% and 35.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity and capital positions to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth, which is driven by demand for the Company’s loan products. Second, longer-term financing strategies are used to manage the Company’s debt refinancing risk. Third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth and capital investment objectives, including the repurchase of its common stock under open market authorizations. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s Line of Credit. Long-term liquidity is provided through long-term debt financing and the issuance of debt securities. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available. Longer-term financing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit.

The Company has historically generated significant cash flow through normal operating activities for funding both short-term and long-term needs. As a result, operating cash flow, which may be supplemented with borrowings under the Company’s Line of Credit, is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset-backed securities or commercial paper.

Management considers additional sources of long-term funding when strategic transactions, such as large scale acquisitions, are necessary or desirable. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term debt securities.

In the event of a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, the Company could experience a violation of its debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its Line of Credit or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which predominately have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market, and adjustments to its lending practices to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of loans. Additional alternatives may include the sale of assets, including the Enova shares held by the Company, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows Highlights

The Company’s continuing cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by continuing operating activities	$129,462	$127,775	$140,763
Pawn activities, net	$(34,501)	$(24,203)	$(33,564)
Consumer loan activities, net	(10,985)	(24,742)	(31,324)
Acquisitions, net of cash acquired	(1,109)	(1,207)	(165,284)
Purchases of property and equipment	(20,436)	(37,910)	(46,400)
Proceeds from disposition of marketable equity securities	516	—	6,616
Proceeds from divestitures, net of cash divested	2,943	21,534	—
Proceeds from note receivable	—	431,034	36,187
Dividends received	—	122,384	—
Other investing	(896)	246	776
Net cash (used in) provided by continuing investing activities	$(64,468)	$487,136	$(232,993)
Net proceeds (payments) under debt instruments	27,108	(193,718)	(107,294)
Proceeds from issuance of long-term debt	—	—	300,000
Payments on/repurchases of notes payable	(12,020)	(380,450)	(41,990)
Treasury shares purchased	(104,567)	(2,896)	(47,631)
Dividends paid	(5,386)	(3,986)	(3,981)
Other financing	(25)	(483)	(9,815)
Net cash (used in) provided by continuing financing activities	$(94,890)	$(581,533)	$89,289
Net cash provided by discontinued operations	$—	$56,363	$5,194
Working capital from continuing operations	$573,918	$658,937	$948,445
Cash and cash equivalents	$23,153	$53,042	$19,748
Total debt (includes current maturities of long-term debt)	$211,558	$196,470	$739,989
Current ratio from continuing operations	6.9 x	6.5 x	8.5 x
Domestic merchandise turnover	2.0 x	2.3 x	2.3 x
Total debt to adjusted EBITDA ratio(a)	1.9 x	1.8 x	5.5 x

(a)	Non-GAAP measure. See “Results of Operations—Non-GAAP Disclosure—Adjusted EBITDA” section for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Continuing Operating Activities

2015 comparison to 2014

Net cash provided by continuing operating activities was $129.5 million for 2015, which represented an increase of $1.7 million, or 1.3%, from $127.8 million in 2014. The increase was primarily due to a $38.0 million increase in net income from continuing operations and a $12.8 million increase in accounts payable and accrued expenses, primarily due to a decrease in payments made in 2015 compared to 2014. Primarily offsetting this increase, net cash provided by continuing operating activities experienced a $13.8 million decrease due to lower adjustments for non-cash expenses related to depreciation and amortization expenses, amortization of debt issuance costs and the consumer loan loss provision, as well as a $10.0 million decrease due to increased downward adjustments for net non-cash gains and losses on the extinguishment of debt, divestitures, and disposition of equity securities. Net cash provided by continuing operating activities also decreased $7.8 million due to an increase in merchandise purchased from customers and other third parties, net of funds received for dispositions of these goods.

In addition, net cash provided by continuing operating activities decreased $7.9 million due to the reclassification during 2014 of cash from “Restricted cash” to “Cash and cash equivalents” on the Company’s consolidated balance sheet in connection with the release of restrictions on certain funds associated with the Company’s consent order issued by the CFPB. The decrease also resulted from a $5.4 million decrease for current and deferred income taxes payable, mainly due to payments received from Enova in 2014 related to its income tax liability for 2014. Finally, net cash provided by continuing operating activities were affected by a $4.2 million decrease related to additional changes in operating assets and liabilities and non-cash adjustments.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

2014 comparison to 2013

Net cash provided by continuing operating activities was $127.8 million in 2014, which represented a decrease of $13.0 million, or 9.2%, from $140.8 million in 2013, primarily due to a $69.9 million decrease in net income from continuing operations and a $20.4 million decrease in accounts payable and accrued expenses, primarily as a result of an $18.6 million payment made in 2014 related to the accrued 2013 Litigation Settlement.

Partially offsetting this decrease, net cash provided by continuing operating activities increased$23.6 million due to current and deferred income taxes payable, primarily as a result of the recognized income tax benefit of $33.2 million associated with the Creazione Deduction in 2013, offset by the tax impact of lower pre-tax income in 2014. Net cash provided by continuing operating activities also increased $19.8 million due to a downward adjustment for non-cash interest income on the Enova Note Receivable in 2013, which was paid by Enova as part of the full repayment of the Enova Note Receivable in 2014. In addition, net cash provided by continuing operating activities increased $15.9 million due to changes in “Restricted cash.” The Company established an $8.0 million restricted cash fund in 2013 in connection with the Company’s Consent Order issued by the CFPB. In 2014, the Company reclassified a majority of the cash previously held in “Restricted cash” to “Cash and cash equivalents” in connection with the release of restrictions on the accrued funds. Net cash provided by continuing operating activities also increased $8.3 million due to upward adjustments for non-cash losses on the extinguishment of debt and divestitures. Finally, net cash provided by continuing operating activities increased $9.7 million due to additional changes in operating assets and liabilities and non-cash adjustments.

Cash Flows from Continuing Investing Activities

2015 comparison to 2014

Net cash used in continuing investing activities was $64.5 million in 2015, which represented a decrease of $551.6 million, or 113.2%, from net cash provided by continuing investing activities of $487.1 million in 2014, primarily due to transactions related to the Company’s former subsidiary, Enova, that occurred in 2014 prior to the Enova Spin-off. Proceeds from these transactions totaled $553.4 million and included $431.0 million in proceeds for the repayment in full of the Enova Note Receivable and $122.4 million in cash dividends received from Enova in 2014 with no corresponding amounts in 2015. In addition, the Company completed the divestitures of its Mexico-based pawn operations and all five pawn-lending locations in Colorado in 2014 and received aggregate cash consideration, net of cash held at the date of divestiture, of $21.5 million, compared to aggregate net cash consideration of $2.9 million received for the divestiture of 12 lending locations in 2015. Partially offsetting these factors, cash used in consumer loan activities decreased $13.8 million in 2015 compared to 2014, due to a decrease in the volume of consumer loans written as a result of the Company’s strategic reduction of its consumer lending activities.

In addition, expenditures for property and equipment decreased $17.5 million in 2015 compared to 2014. Management anticipates that expenditures for property and equipment for 2016 will be between $25 million and $30 million, excluding acquisitions of stores, primarily for information technology development investments, the remodeling of stores, facility upgrades and technology infrastructure.

Proceeds from disposition of marketable securities increased cash from investing activities by $0.5 million in 2015 compared to 2014, due to the disposition of Enova common stock that was withheld for taxes in conjunction with the issuance of Enova shares under the Company’s long-term incentive plans. With respect to the Enova shares retained by the Company in connection with the Enova Spin-off, the Company agreed, pursuant to a private letter ruling received from the Internal Revenue Service, to dispose of its Enova shares (other than shares retained for delivery under the Company’s long-term incentive plans) within two years following the Enova Spin-off, which will increase cash flows from continuing investing activities when sold. At the time of the private letter ruling, Company management believed that the Company’s shares of Enova common stock would be registered with the Securities and Exchange Commission (“SEC”) as close to the Enova Spin-off date as possible in order to efficiently dispose of the shares in open market dispositions over a two-year period. Due to delays in the registration process, the Company’s shares of Enova common stock were not registered until September 15, 2015, thereby only allowing the Company slightly over a year to dispose of its shares of Enova stock. In November 2015, the Company sent a supplemental request to the Internal Revenue Service requesting that the Company be allowed to extend the original two-year period to dispose of its retained shares of Enova common stock by an additional year. The Company anticipates that it will receive a response from the Internal Revenue Service in the first half of 2016.

The Company’s investment in Enova common stock was $42.6 million as of December 31, 2015 based on a quoted market price per share of $6.61. As of December 31, 2014, the Company’s investment in Enova common stock was $131.6 million, based on a quoted market price per share of $22.26, less an adjustment factor since these shares were not yet registered with the SEC as of that date. See “Item 8. Financial Statements and Supplementary Data—Note 9” for additional information.

2014 comparison to 2013

Net cash provided by continuing investing activities was $487.1 million in 2014, which represented an increase of $720.1 million from net cash used in continuing investing activities of $233.0 million in 2013, primarily due to transactions related to the Company’s former subsidiary, Enova, that occurred in 2014 prior to the Enova Spin-off. These transactions included the receipt of $431.0 million in proceeds for the repayment in full of the Enova Note Receivable and $122.4 million in cash dividends received from Enova in 2014, compared to the receipt of $36.2 million in proceeds for the Enova Note Receivable in 2013.

Investing cash flows in 2014 compared to 2013 also benefited from a $164.1 million decrease in cash used for acquisitions. In addition, the Company completed the divestitures of its Mexico-based pawn operations and all five pawn-lending locations in Colorado in 2014 and received aggregate cash consideration, net of cash held at the date of divestiture, of $21.5 million. Furthermore, investing cash flows increased in 2014 compared to 2013 due to an $8.5 million decrease in cash used for purchases of property and equipment.

Cash Flows from Continuing Financing Activities

2015 comparison to 2014

Net cash flows used in continuing financing activities was $94.9 million in 2015, which represented a decrease of $486.6 million, from $581.5 million in 2014. The decrease was mainly due to a decrease of $589.3 million for debt payments, net of borrowings, in 2015 compared to 2014. The debt payment activity in 2014 took place prior to the Enova Spin-off and was facilitated by the proceeds received from Enova for the Enova Note Receivable and from cash dividends received from Enova. Debt payment activity in 2014 included $193.7 million in net payments made under the Company’s Line of Credit and $380.5 million in payments made as part of the 2014 Debt Reduction. In 2015, the Company repurchased $12.0 million in principal amount of the 2018 Senior Notes and had $27.1 million in net borrowings under its Line of Credit.

This decrease in net cash flows used in continuing financing activities was partially offset by an increase of $101.7 million in cash used for repurchases of shares of the Company’s common stock in 2015 compared to 2014.

In 2015, the Company used cash to repurchase $104.6 million of its common stock. See “Share Repurchases” below for additional information.

As of December 31, 2015, the Company had $27.1 million in borrowings outstanding under the Line of Credit, with $252.9 million in available borrowings remaining under the Line of Credit as of that date. Management believes that the borrowings available under the Line of Credit, anticipated cash generated from operations and current working capital of $573.9 million is sufficient to meet the Company’s anticipated capital requirements for its business. In addition, the Company had standby letters of credit of $6.0 million issued under its $20.0 million standby Letter of Credit Facility as of December 31, 2015. See “Item 8. Financial Statements and Supplementary Information—Note 11” for additional information regarding the Company’s debt instruments, including the Line of Credit.

As of December 31, 2015, 2014 and 2013, the Company believes it was in compliance with all covenants and other requirements set forth in its debt agreements. On June 26, 2015, Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) under the Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the Trustee (the “2018 Senior Notes Indenture”), filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Line of Credit, which had $252.9 million in unused amounts as of December 31, 2015. As of December 31, 2015, the Company had $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding, and a make-whole premium on such principal balances as of December 31, 2015 would have been approximately $18.7 million.

2014 comparison to 2013

Net cash used in continuing financing activities was $581.5 million in 2014, which represented a decrease of $670.8 million compared to net cash provided by continuing financing activities of $89.3 million in 2013. This decrease was primarily due to a $424.9 million increase in cash used to pay down debt in 2014 and included $193.7 million in net payments made under the Line of Credit and $380.5 million in payments made as part of the 2014 Debt Reduction. In addition, net cash provided by continuing financing activities in 2013 included $300.0 million in cash received from the issuance in 2013 of the 2018 Senior Notes. Partially offsetting this activity, cash used for repurchases of shares of the Company’s common stock decreased $44.7 million in 2014 compared to 2013.

Net Cash Flows from Discontinued Operations

2014 comparison to 2013

Net cash flows provided by discontinued operations increased by $51.2 million in 2014 compared to 2013, primarily due to a $143.0 million decrease in cash used by investing activities in 2014, mainly as a result of a decrease in cash used for consumer loan activities due to decreased loans written and increased payments from customers and collections on consumer loans. The increase in cash flows provided by discontinued activities was partially offset by a $39.8 million increase in cash used by financing activities, primarily due to payments of $431.0 million made by Enova to repay the Enova Note Receivable and for aggregate dividend payments of $122.4 million to the Company in 2014, as well as a $52.0 million decrease in cash provided by operating activities, primarily due to a decrease in the non-cash adjustment for the consumer loan loss provision in 2014 compared to 2013.

Contractual Obligations and Commitments

The table below summarizes the Company’s contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Bank line of credit	$—	$—	$27,108	$—	$—	$—	$27,108
Long-term debt	—	—	184,450	—	—	—	184,450
Interest on long-term debt	10,606	10,606	5,303	—	—	—	26,515
Non-cancelable operating leases	55,807	45,553	37,084	29,282	18,965	33,250	219,941
Total	$66,413	$56,159	$253,945	$29,282	$18,965	$33,250	$458,014

Share Repurchases

On January 24, 2013, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 2.5 million shares of the Company’s common stock (the “2013 Authorization”). On January 28, 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “January 2015 Authorization”) and canceled the 2013 Authorization, under which the Company purchased 1,029,609 shares from January 2013 to December 2014. On October 28, 2015, the Company’s Board of Directors authorized the most recent share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”) to become effective after the completion of the January 2015 Authorization. The October 2015 authorization became effective in December 2015 after all shares under the January 2015 Authorization had been purchased. During 2015, the Company purchased 4,015,866 shares in open market transactions under the board authorizations for a total investment of $103.9 million, including commissions. All shares that have been repurchased have been placed in treasury and are not considered outstanding for earnings per common share computation.

As of December 31, 2015, there were 2,984,134 shares remaining under the October 2015 Authorization to repurchase shares. The Company’s decision to repurchase the remaining available shares under the October 2015 Authorization in the future will be based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand its business and pursue strategic objectives. For additional information regarding the Company’s share repurchases during the year ended December 31, 2015, see “Item 5—Issuer Purchases of Equity Securities” in Part II.

Periodically, the Company has, and may continue to, enter into arrangements with designated brokers to facilitate the repurchase of shares under its repurchase authorizations. In the past, the Company has entered into Rule 10b5-1 plans and an accelerated share repurchase (“ASR”) agreement for the repurchase of its shares. Management believes that such programs provide an orderly way to acquire shares in the open market, and it allows for shares to be purchased at times when they would otherwise not be permitted due to the Company’s trading policies or the possession of material non-public information. See “Item 8. Financial Statements and Supplementary Information—Note 14” for additional information on the ASR agreement.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to 12 months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 30 months. As of December 31, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $11.1 million and $9.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million and $1.1 million as of December 31, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Recent Regulatory Developments

See “Item 1. Business-Regulation—U.S. Federal Regulation—Military Members and Dependents” and “—CFPB” for information regarding new military lending rules that are expected to affect the Company’s ability to offer any of its lending products to members of the military or their dependents and for a discussion of rules being considered by the CFPB that have not yet been adopted but could impose certain limitations on some of the consumer loan products offered by the Company, respectively. The new military lending rules are not expected to have a material adverse effect on the Company’s business, prospects, results of operations or cash flows, but the Company is still assessing their potential impact. See also “The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could have a Material Adverse Effect.”

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

Pawn Loan Fees and Service Charges

Pawn Loans and Pawn Loan Fees and Service Charges Receivable

Pawn loans are short-term loans made on the pledge of tangible personal property. The pawn loan amount is generally assessed as a percentage of the personal property’s estimated disposition value. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the collectability of the pawn loan fees and service charges.

Revenue Recognition—Pawn Lending

Pawn loan fees and service charges revenue includes interest, service charges and extension fees and are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable laws. Other fees, such as origination fees, storage fees and lost ticket fees are generally a fixed amount per pawn loan. Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable are accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. If the actual performance of the loan portfolio differs significantly (positively or negatively) from estimates, revenue for the next reporting period would be likewise affected.

At the end of 2015 and based on the revenue recognition method described above, the Company had accrued $52.8 million of pawn loan fees and service charges receivable. Assuming the pawn loan fees and service charges receivable balance as of December 31, 2015 was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by approximately $5.3 million in 2015 and net income attributable to the Company would decrease or increase by approximately $3.3 million, net of taxes.

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including earned fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for estimated losses on the consumer loans owned by the Company reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the Company’s CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Increases or decreases in the allowance and the liability for estimated losses are increased by charge-offs and decreased by recoveries, and the net change is recorded as “Consumer loan loss provision” in the consolidated statements of income.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans and installment loans and are analyzed as current or delinquent.

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For installment loans, the Company uses a migration analysis to estimate losses inherent in the portfolio once an adequate period of time has elapsed in order for the Company to generate a meaningful indication of performance history. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers in determining the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis. Prior to the establishment of an indicative migration analysis, the Company estimates future losses for its installment loans based on the historical charge-off experience of the total portfolio on a static pool basis.

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

As of December 31, 2015, the allowance for losses on consumer loans was $2.9 million, and the liability for estimated losses on third-party lender-owned consumer loans guaranteed by the Company was $2.0 million, in aggregate representing 10.8% of the combined consumer loan portfolio.

For the year ended December 31, 2015, the consumer loan loss provision was $23.1 million. If the loss provision increased or decreased by 10%, or $2.3 million, from 2015 levels, net income attributable to the Company would likewise decrease or increase by $1.4 million, net of taxes, for 2015, assuming the same volume of consumer loans written and renewed in 2015.

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and an allowance for losses based on management’s evaluation of a variety of factors, including historical shrinkage and obsolescence rates for inventory.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill—Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company’s reporting unit that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value for the Company’s reporting unit exceeded its carrying value, and, as a result, no impairment was indicated at that date. As of June 30, 2015, the excess fair value over the carrying value was 9% compared to 3% as of

December 31, 2014, which was shortly after the Enova Spin-off in November 2014. A change in calculation assumptions, such as an increase in the weighted-average cost of capital, could cause the carrying value of the reporting unit to exceed its fair value as of June 30, 2015, which could have potentially resulted in an impairment loss.

If all assumptions were held constant, a one percentage point increase in the weighted average cost of capital would have decreased the estimated fair value of the reporting unit as of June 30, 2015 to approximately $28.9 million below the carrying value, which would have required the Company to perform additional analysis in accordance with ASC 350 to determine if an impairment existed and could have resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2015, the market value of the Company’s equity was observed to be lower than the carrying value of equity. The Company’s common stock price increased from June 30, 2015 to December 31, 2015, thereby reducing the difference between the market value of the Company’s equity and the carrying value of equity. Management continues to acknowledge the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions, or if there are any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. There were no changes in the factors described above between the June 30, 2015 assessment and December 31, 2015 that would significantly impact the fair value of the Company and indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2015. The Company’s indefinite-lived intangible assets consist of trademarks, trade names, and licenses and had a carrying amount of $15.0 million as of June 30, 2015. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. There were no triggering events between the June 30, 2015 assessment and December 31, 2015 that would require a re-assessment of the Company’s indefinite-lived intangible assets.

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

Equity Securities

The Company has marketable equity securities that are held in its Nonqualified Savings Plan, marketable equity securities for its retained shares of Enova common stock, and a cost-method investment, each as described further below. The Company accounts for its marketable equity securities and its cost-method investment in accordance with ASC 323, Investments—Equity Method and Joint Ventures, and ASC 325, Investments—Other—Cost Method Investments, respectively.

The Company holds marketable equity securities in its Nonqualified Savings Plan for certain employees. See “Item 8. Financial Statements and Supplementary Data—Note 15” for a description of that plan. The securities are classified as trading securities, but the unrealized gains and losses on these securities offset and have no net impact on the Company's net income. These securities are recorded at fair value and have an offsetting liability of equal amount. The plan costs associated with these securities are included in “Operations and administration expenses” in the consolidated statements of income. The assets related to the Nonqualified Saving Plan are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company retained approximately 20% of the outstanding shares of Enova common stock after the Enova Spin-off. The shares of Enova common stock held by the Company are classified as available-for-sale, and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. As a result of the registration of these shares with the SEC in September 2015, these shares are carried on the consolidated balance sheet as of December 31, 2015 based on the market-determined stock price of Enova. Prior to September 2015, as the Enova shares were not-yet-registered securities with the SEC, these shares were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market-determined stock price of Enova, less an adjustment factor due to the unregistered nature of these shares.

The Company has an investment in a non-publicly traded entity that is not controlled by the Company, and over which the Company does not exercise significant influence. The investment is recorded using the cost method, under which the investment is carried at initial value, is adjusted for cash contributions and distributions and is subject to evaluation for impairment. The cost-method investment is included in “Other assets” on the Company’s consolidated balance sheets.

The Company evaluates its marketable securities and its cost-method investment for impairment if circumstances arise that indicate that an impairment may exist. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

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

The Company had a valuation allowance of $1.1 million as of December 31, 2015, which was recorded in 2015 and related to the deferred assets associated with certain state net operating losses. In 2014, the Company, in connection with its anticipated liquidation of Creazione, released a $12.5 million valuation allowance related to the deferred tax assets at Creazione and also released a $1.3 million valuation allowance in connection with the sale of CA Empeños Mexico, S. de R.L. de C.V. (“Empeños”). In 2013, the Company released a $9.3 million valuation allowance related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione and recorded an additional $1.3 million valuation allowance related to deferred tax assets at Empeños.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and equity risk. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing over the long term through an appropriate mix of fixed and variable rate debt. In 2015, the Company’s weighted average variable rate borrowings outstanding were $9.2 million. If prevailing interest rates were to increase 100 basis points and the average variable rate borrowings outstanding for the year ended December 31, 2015 remained constant, the Company’s interest expense would increase by $0.1 million, and net income attributable to the Company would have decreased by $0.1 million for the year ended December 31, 2015.

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

Investment in Enova

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

As of December 31, 2015, the fair value of Enova common stock held by the Company was $42.6 million and represents approximately 3.1% of the Company’s total assets. As of December 31, 2015, the Company’s cost basis in its investment in Enova common stock was approximately $19.6 million, and an unrealized gain of approximately $23.0 million was included in “Accumulated other comprehensive income.” A future increase or decrease in the quoted market price of Enova common stock would increase or decrease the pre-tax proceeds received and the resulting pre-tax gain recognized upon the sale of the Company’s Enova common stock. As of December 31, 2015, the impact of a 10% increase or decrease in the price of Enova common stock would result in a $4.3 million change to the fair value of the Enova common stock held by the Company, as well as a $4.3 million change to the pre-tax proceeds received and pre-tax gain recognized upon sale. See “Item 8. Financial Statements and Supplementary Data—Note 9” for additional information on the Company’s investment in Enova.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cash America International, Inc.:

We have audited the accompanying consolidated balance sheet of Cash America International, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash America International, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of Cash America International, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cash America International, Inc.:

We have audited the internal control over financial reporting of Cash America International, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP

Dallas, Texas
February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cash America International, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
March 13, 2015

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,153	$53,042
Pawn loans	248,713	252,168
Merchandise held for disposition, net	241,549	212,849
Pawn loan fees and service charges receivable	52,798	53,648
Consumer loans, net	31,291	44,853
Income taxes receivable	—	8,881
Prepaid expenses and other assets	22,642	21,377
Deferred tax assets	7,672	—
Investment in equity securities	42,613	131,584
Total current assets	670,431	778,402
Property and equipment, net	171,598	201,054
Goodwill	488,022	487,569
Intangible assets, net	39,536	45,828
Other assets	9,410	9,594
Total assets	$1,378,997	$1,522,447
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$74,586	$74,331
Customer deposits	18,864	17,314
Income taxes currently payable	3,063	—
Current deferred tax liabilities	—	27,820
Total current liabilities	96,513	119,465
Deferred tax liabilities	72,044	72,432
Other liabilities	723	878
Long-term debt	211,558	196,470
Total liabilities	$380,838	$389,245
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	86,557	86,388
Retained earnings	1,052,567	1,030,387
Accumulated other comprehensive income	14,842	71,959
Treasury shares, at cost (5,362,684 shares and 1,428,495 shares as of December 31, 2015 and 2014, respectively)	(158,831)	(58,556)
Total equity	998,159	1,133,202
Total liabilities and equity	$1,378,997	$1,522,447

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Pawn loan fees and service charges	$318,987	$329,368	$311,799
Proceeds from disposition of merchandise	620,757	660,006	595,439
Consumer loan fees	82,501	97,674	113,211
Other	7,246	7,648	10,037
Total Revenue	1,029,491	1,094,696	1,030,486
Cost of Revenue
Disposed merchandise	439,242	474,137	410,613
Consumer loan loss provision	23,105	31,009	33,359
Total Cost of Revenue	462,347	505,146	443,972
Net Revenue	567,144	589,550	586,514
Expenses
Operations and administration	454,912	490,465	469,218
Depreciation and amortization	56,251	60,942	56,128
(Gain) loss on divestitures	(307)	5,176	—
Total Expenses	510,856	556,583	525,346
Income from Operations	56,288	32,967	61,168
Interest expense	(14,457)	(26,520)	(36,319)
Interest income	100	7,647	19,862
Foreign currency transaction gain	32	113	17
Loss on early extinguishment of debt	(607)	(22,553)	(607)
Gain on disposition of equity securities	1,688	—	—
Equity in loss of unconsolidated subsidiary	—	—	(136)
Income (Loss) from Continuing Operations before Income Taxes	43,044	(8,346)	43,985
Provision (benefit) for income taxes	15,478	2,041	(15,505)
Net Income (Loss) from Continuing Operations before Noncontrolling Interest	27,566	(10,387)	59,490
Net income attributable to the noncontrolling interest in continuing operations	—	—	(308)
Net Income (Loss) from Continuing Operations	27,566	(10,387)	59,182
Net Income from Discontinued Operations, Net of Tax	—	109,025	83,346
Net Income Attributable to Cash America International, Inc.	$27,566	$98,638	$142,528
Earnings Per Share:
Basic Earnings Per Share
Net Income (Loss) from Continuing Operations	$1.02	$(0.36)	$2.07
Net Income from Discontinued Operations	$—	$3.77	$2.91
Net Income Attributable to Cash America International, Inc.	$1.02	$3.41	$4.97
Diluted Earnings Per Share
Net Income (Loss) from Continuing Operations	$1.01	$(0.36)	$1.93
Net Income from Discontinued Operations	$—	$3.72	$2.72
Net Income Attributable to Cash America International, Inc.	$1.01	$3.36	$4.66
Weighted average common shares outstanding:
Basic	27,022	28,901	28,657
Diluted	27,238	29,341	30,613
Dividends declared per common share	$0.20	$0.14	$0.14

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income including noncontrolling interest	$27,566	$98,638	$142,836
Other comprehensive (loss) gain, net of tax:
Change in fair value of marketable equity securities(a)	(57,117)	71,959	(254)
Foreign currency translation (loss) gain(b)	—	(7,255)	1,664
Total other comprehensive (loss) gain, net of tax	(57,117)	64,704	1,410
Comprehensive (loss) income	$(29,551)	$163,342	$144,246
Net income attributable to the noncontrolling interest	—	—	(308)
Foreign currency translation loss attributable to the noncontrolling interest	—	—	111
Comprehensive income attributable to the noncontrolling interest	—	—	(197)
Comprehensive (loss) income attributable to Cash America International, Inc.	$(29,551)	$163,342	$144,049

(a) Net of tax benefit (provision) of $31,468, $(39,640) and $136 for the years ended December 31, 2015, 2014 and 2013, respectively.
(b) Net of tax provision of $1,827 and $1,177 for the years ended December 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,871)			127,087	4,871	—		—
Stock-based compensation expense			4,908					4,908		4,908
Income tax benefit from stock-based compensation			595					595		595
Purchase of convertible debt			(7,621)					(7,621)		(7,621)
Net income attributable to Cash America International, Inc.				142,528				142,528		142,528
Dividends paid				(3,981)				(3,981)		(3,981)
Foreign currency translation gain (loss), net of tax					1,775			1,775	(111)	1,664
Marketable equity securities loss, net of tax					(254)			(254)		(254)
Purchases of treasury shares						(1,000,277)	(47,631)	(47,631)		(47,631)
Income attributable to noncontrolling interests								—	308	308
Purchase of noncontrolling interest			209					209	1,078	1,287
Balance as of December 31, 2013	30,235,164	3,024	150,833	1,017,981	4,649	(2,224,902)	(94,064)	1,082,423	—	1,082,423
Shares issued under stock-based plans			(6,677)			154,851	6,677	—		—
Stock-based compensation expense			4,454					4,454		4,454
Reduction in income tax benefit from stock-based compensation			(228)					(228)		(228)
Purchase and conversion of convertible debt			(61,994)			747,085	31,727	(30,267)		(30,267)
Net income attributable to Cash America International, Inc.				98,638				98,638		98,638
Dividends paid				(3,986)				(3,986)		(3,986)
Foreign currency translation loss, net of tax					(7,255)			(7,255)		(7,255)
Marketable equity securities gain, net of tax					71,959			71,959		71,959
Purchases of treasury shares						(105,529)	(2,896)	(2,896)		(2,896)
Spin-off of Enova				(82,246)	2,606			(79,640)		(79,640)
Balance as of December 31, 2014	30,235,164	3,024	86,388	1,030,387	71,959	(1,428,495)	(58,556)	1,133,202	—	1,133,202
Shares issued under stock-based plans			(6,428)			112,757	4,292	(2,136)		(2,136)
Stock-based compensation expense			6,342					6,342		6,342
Income tax benefit from stock-based compensation			255					255		255
Net income attributable to Cash America International, Inc.				27,566				27,566		27,566
Dividends paid				(5,386)				(5,386)		(5,386)
Marketable equity securities loss, net of tax					(57,117)			(57,117)		(57,117)
Purchases of treasury shares			—			(4,046,946)	(104,567)	(104,567)		(104,567)
Balance as of December 31, 2015	30,235,164	$3,024	$86,557	$1,052,567	$14,842	(5,362,684)	$(158,831)	$998,159	$—	$998,159

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income including noncontrolling interest	$27,566	$98,638	$142,836
Less: Net income from discontinued operations, net of tax	—	109,025	83,346
Net income (loss) from continuing operations	27,566	(10,387)	59,490
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization expenses	56,251	60,942	56,128
Amortization of debt discount and issuance costs	2,009	3,173	6,206
Consumer loan loss provision	23,105	31,009	33,359
Stock-based compensation	6,342	4,454	4,908
Deferred income taxes, net	(4,381)	13,042	4,057
Excess income tax benefit from stock-based compensation	(255)	—	(595)
Non-cash loss on early extinguishment of debt	216	3,090	—
Non-cash (gain) loss on divestitures	(307)	5,176	—
Non-cash gain on disposition of equity securities	(1,688)	—	—
Other	9,080	7,956	2,638
Interest income from note receivable	—	—	(19,844)
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	(885)	6,959	7,308
Pawn loan fees and service charges receivable	712	(1,082)	(680)
Finance and service charges receivable on consumer loans	1,066	3,187	1,673
Restricted cash	33	7,940	(8,000)
Prepaid expenses and other assets	(5,023)	220	(2,419)
Accounts payable and accrued expenses	1,825	(10,957)	9,424
Current and noncurrent income taxes	12,199	148	(14,477)
Other operating assets and liabilities	1,597	2,905	1,587
Net cash provided by continuing operating activities	129,462	127,775	140,763
Net cash provided by discontinued operating activities	—	393,374	445,417
Net cash provided by operating activities	129,462	521,149	586,180
Cash Flows from Investing Activities
Pawn loans made	(785,143)	(817,360)	(745,103)
Pawn loans repaid	434,646	453,987	422,855
Principal recovered through dispositions of forfeited pawn loans	315,996	339,170	288,684
Consumer loans made or purchased	(487,770)	(668,387)	(734,317)
Consumer loans repaid	476,785	643,645	702,993
Acquisitions, net of cash acquired	(1,109)	(1,207)	(165,284)
Purchases of property and equipment	(20,436)	(37,910)	(46,400)
Proceeds from disposition of marketable equity securities	516	—	6,616
Proceeds from divestitures, net of cash divested	2,943	21,534	—
Proceeds from note receivable	—	431,034	36,187
Dividends received	—	122,384	—
Other investing activities	(896)	246	776
Net cash (used in) provided by continuing investing activities	(64,468)	487,136	(232,993)
Net cash used in discontinued investing activities	—	(261,073)	(404,036)
Net cash (used in) provided by investing activities	(64,468)	226,063	(637,029)
Cash Flows from Financing Activities
Net proceeds (payments) under bank lines of credit	27,108	(193,718)	(107,294)
Issuance of long-term debt	—	—	300,000
Debt issuance costs paid	(280)	(483)	(10,406)
Payments on/repurchases of notes payable	(12,020)	(380,450)	(41,990)
Excess income tax benefit from stock-based compensation	255	—	595
Treasury shares purchased	(104,567)	(2,896)	(47,631)
Dividends paid	(5,386)	(3,986)	(3,981)
Purchase of noncontrolling interest	—	—	(4)
Net cash (used in) provided by continuing financing activities	(94,890)	(581,533)	89,289
Net cash used in discontinued financing activities	—	(75,938)	(36,187)
Net cash (used in) provided by financing activities	(94,890)	(657,471)	53,102
Effect of exchange rates on cash	7	(6,206)	3,601
Net (decrease) increase in cash and cash equivalents	(29,889)	83,535	5,854
Less: increase in cash and cash equivalents from discontinued operations	—	(50,241)	(9,934)
Change in cash and cash equivalents from continuing operations	(29,889)	33,294	(4,080)
Cash and cash equivalents at beginning of year	53,042	19,748	23,828
Cash and cash equivalents at end of period	$23,153	$53,042	$19,748

See notes to consolidated financial statements.

Table of Content
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of the Company

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provide specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment.

The Company’s primary line of business is pawn lending. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to its pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. The Company also offered pawn loans in Mexico until the sale of its Mexico-based operations in August 2014.

Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans that the Company offers include short-term loans (commonly referred to as payday loans) and installment loans.

Short-term consumer loan products that the Company offers include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization and credit access business programs (“CSO programs”), as further described under “Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans—Revenue Recognition—Consumer Loans”. Installment consumer loans are longer-term, multi-payment loans that require the pay-down of the outstanding principal balance in multiple installments. Installment loan products that the Company offers are unsecured and can either be written by the Company or by a third-party lender through the CSO programs. The Company previously offered installment loans secured by a customer’s vehicle, but it ceased offering that product in the latter half of 2015.

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party. In July 2015, the Company ceased offering certain ancillary products and services, including money orders, wire transfers and auto insurance, consistent with its strategy to emphasize pawn-related services in its Company-operated locations.

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company. All significant intercompany accounts and transactions other than those related to Enova International, Inc. (“Enova”), which previously comprised the Company’s e-commerce segment (as discussed further below), have been eliminated in consolidation. Upon completion of the distribution of approximately 80% of the outstanding shares of Enova common stock to the Company’s shareholders on November 13, 2014 (the “Enova Spin-off”), the Company reclassified Enova’s financial results to discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013. Intercompany accounts and transactions related to Enova are presented separately between the Company’s continuing and discontinued operations. These accounts and transactions were previously eliminated in the Company’s consolidated financial statements. This presentation detail is included in the financial statements due to the significance of these accounts and transactions. The specific elements are reflected in “Interest income,” “Interest income from note receivable,” “Proceeds from note receivable” and “Dividends received” in the Company’s consolidated financial statements. See Note 2 for further discussion of discontinued operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless stated otherwise, the discussion of the Company’s business and financial information throughout this Annual Report on Form 10-K refers to the Company’s continuing operations and results from continuing operations.

Through April 2013, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations. The Company qualified as the primary beneficiary of Huminal in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal were consolidated and allocated to net income attributable to noncontrolling interests. In May 2013, the Company acquired all of the outstanding common stock of Huminal, and Huminal became a wholly-owned subsidiary of the Company as of that date. The Company accounted for this transaction as a change in ownership interests that does not result in a change in control.

Operating Segment and Geographic Information

The Company operates within one reportable operating segment. Because the Company has only one reportable segment, all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

The following table presents the Company’s revenue by geographic region for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
Revenue	2015	2014	2013
United States	$1,029,491	$1,077,199	$1,003,961
Mexico (a)	—	17,497	26,525
Total revenue	$1,029,491	$1,094,696	$1,030,486

(a) The Company sold its Mexico-based pawn operations in August 2014. See Note 3.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods presented. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition on pawn loan fees and service charges, allowance for losses on consumer loans, certain equity securities, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and various other assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Foreign Currency Translations

Prior to the sale of the Company’s Mexico-based pawn operations in August 2014 (see Note 3) and the Enova Spin-off in November 2014 (see Note 2), the Company had operations outside of the United States that involved foreign currency transactions and translations. The functional currencies for the Company’s former subsidiaries that served residents of the United Kingdom, Australia, Canada, Mexico and Brazil were the British pound, the Australian dollar, the Canadian dollar, the Mexican peso and the Brazilian real, respectively. The assets

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities associated with these operations were translated into U.S. dollars at the exchange rates in effect at each applicable balance sheet date, and the resulting adjustments were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) as a separate component of equity. Revenue and expenses were translated at the monthly average exchange rates occurring during each period. The Company no longer has operations outside of the United States and is no longer involved in foreign currency transactions and translations.

Cash and Cash Equivalents

The Company considers cash on hand in operating locations, deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

Restricted cash represents the amount mandated by the Consumer Financial Protection Bureau (“CFPB”) through its November 20, 2013 Consent Order to be set aside for payments to customers in connection with the Company’s voluntary program initiated in 2012 to reimburse Ohio customers in connection with certain legal collections proceedings initiated by the Company in Ohio (“the Ohio Reimbursement Program”). See Note 13 for further discussion of the reimbursements to Ohio customers in connection with the Ohio Reimbursement Program. As of December 31, 2015 and 2014, the remaining balance of restricted cash was $27 thousand and $60 thousand, respectively, and was included in “Prepaid expenses and other assets” in the consolidated balance sheets. Changes in restricted cash are reflected in “Cash flows from operating activities” in the consolidated statement of cash flows.

Pawn Loans, Pawn Loan Fees and Service Charges

Revenue Recognition—Pawn Lending

Pawn loan fees and service charges revenue includes interest, service charges and extension fees and are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable laws. Other fees, such as origination fees, storage fees and lost ticket fees are generally a fixed amount per pawn loan. Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable are accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible.

Pawn Loans and Pawn Loan Fees and Service Charges Receivable

Pawn loans are short-term loans made on the pledge of tangible personal property. The pawn loan amount is generally assessed as a percentage of the personal property’s estimated disposition value. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the collectability of the pawn loan fees and service charges.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Revenue Recognition—Consumer Loans

Revenue from consumer loan fees includes interest income, finance charges, fees for services provided through the CSO programs (“CSO fees”), service charges, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower and the type of loan. For short-term loans, interest, finance charges and origination fees are recognized on an effective yield basis over the term of the loan. Other fees, such as late fees and nonsufficient funds fees, are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan, and other fees, such as late fees and nonsufficient funds fees, are recognized when assessed to the customer. CSO fees for short-term loans and installment loans are recognized ratably over the term of the loan. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

Through the Company’s CSO programs, the Company provides services and receives fees related to a third-party lender’s consumer loan products by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with third-party lenders (“CSO loans”). In addition, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s consolidated financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets. In the event that the customer defaults on a CSO loan, the Company purchases the specific loan, and the outstanding loan balance and related allowance for estimated losses is then included in “Consumer loans, net” in the Company’s consolidated financial statements.

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

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including earned fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for estimated losses on the consumer loans owned by the Company reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the Company’s CSO programs is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Increases or decreases in the allowance and the liability for estimated losses are increased by charge-offs and decreased by recoveries, and the net change is recorded as “Consumer loan loss provision” in the consolidated statements of income.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For installment loans, the Company uses a migration analysis to estimate losses inherent in the portfolio once an adequate period of time has elapsed in order for the Company to generate a meaningful indication of performance history. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers in determining the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis. Prior to the establishment of an indicative migration analysis, the Company estimates future losses for its installment loans based on the historical charge-off experience of the total portfolio on a static pool basis.

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

Merchandise Held for Disposition, Proceeds from and Cost of Disposed Merchandise

Proceeds From and Cost of Disposed Merchandise

Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the amount of proceeds from the sale and the cost of sales, which is either the Company’s cost basis in the loan (the amount loaned) or the amount paid for purchased merchandise.

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

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and an allowance for losses based on management’s evaluation of a variety of factors, including historical shrinkage and obsolescence rates for inventory. The allowance deducted from the carrying value of merchandise held for disposition was $2.8 million and $2.4 million as of December 31, 2015 and 2014, respectively. The allowance deducted from the carrying value of merchandise held for disposition is recorded in the Company’s balance sheets in “Merchandise held for disposition, net.”

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company provides an allowance for returns based on historical return rates. Customers can return merchandise and receive a full refund, a replacement item of comparable value or store credit if the merchandise is returned within the first seven days of purchase. Following the seven-day period and up to 30 days, customers can receive a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million as of December 31, 2015 and 2014, which is recorded in the Company’s balance sheets in “Accounts payable and accrued expenses.”

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

Software Development Costs

The Company applies ASC 350, Internal Use Software (“ASC 350”) to its software purchase and development activities. Under ASC 350, eligible internal and external costs incurred for software purchase and development activities, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years, except the Company’s proprietary point-of-sale system, which is being amortized over 10 years.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. In accordance with ASC 350-20-35, Goodwill—Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for the Company’s reporting unit that are discounted using a market participant perspective to determine the fair value of the reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed its annual assessment of goodwill as of June 30, 2015 and determined that the fair value for the Company’s reporting unit exceeded its carrying value, and, as a result, no impairment was indicated at that date. As of June 30, 2015, the excess fair value over the carrying value was 9% compared to 3% as of December 31, 2014, which was shortly after the Enova Spin-off in November 2014. A change in calculation assumptions, such as an increase in the weighted-average cost of capital, could cause the carrying value of the reporting unit to exceed its fair value as of June 30, 2015, which could have potentially resulted in an impairment loss.

As part of the goodwill assessment, the Company also considers the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2015, the market value of the Company’s equity was observed to be lower than the carrying value of equity. The Company’s common stock price increased from June 30, 2015 to December 31, 2015, thereby reducing the difference between the market value of the Company’s equity and the carrying value of equity. Management continues to acknowledge the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions, or if there are any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. There were no changes in the factors described above between the June 30, 2015 assessment and December 31, 2015 that would significantly impact the fair value of the Company and indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2015. The Company’s indefinite-lived intangible assets consist of trademarks, trade names, and licenses and had a carrying amount of $15.0 million as of June 30, 2015. The Company elected to perform a qualitative assessment in accordance with Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required. There were no triggering events between the June 30, 2015 assessment and December 31, 2015 that would require a re-assessment of the Company’s indefinite-lived intangible assets.

As of December 31, 2015, the Company had $488.0 million of goodwill, of which $356.7 million is expected to be deductible for tax purposes. See Note 8 for additional discussion of the Company’s goodwill activity.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedging and Derivatives Activity

As a policy, the Company does not hold, issue or trade derivative instruments for speculative purposes. The Company has formerly used foreign currency forward contracts for hedging exposure with its foreign operations although the Company no longer has foreign operations following the Enova Spin-off and the sale of its Mexico-based pawn operations. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815, Derivatives and Hedging.

Equity Securities

The Company has marketable equity securities that are held in its Nonqualified Savings Plan, marketable equity securities for its retained shares of Enova common stock, and a cost-method investment, each as described further below. The Company accounts for its marketable equity securities and its cost-method investment in accordance with ASC 323, Investments—Equity Method and Joint Ventures, and ASC 325, Investments—Other—Cost Method Investments, respectively.

The Company holds marketable equity securities in its Nonqualified Saving Plan for certain employees. See Note 15 for a description of that plan. The securities are classified as trading securities, but the unrealized gains and losses on these securities offset and have no net impact on the Company's net income. These securities are recorded at fair value and have an offsetting liability of equal amount. The plan costs associated with these securities are included in “Operations and administration expenses” in the consolidated statements of income. The assets related to the Nonqualified Saving Plan are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company retained approximately 20% of the outstanding shares of Enova common stock after the Enova Spin-off. The shares of Enova common stock held by the Company are classified as available-for-sale, and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. As a result of the registration of these shares with the SEC in September 2015, these shares are carried on the consolidated balance sheet as of December 31, 2015 based on the market-determined stock price of Enova. Prior to September 2015, as the Enova shares were not-yet-registered securities with the SEC, these shares were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market-determined stock price of Enova, less an adjustment factor due to the unregistered nature of these shares.

The Company has an investment in a non-publicly traded entity that is not controlled by the Company, and over which the Company does not exercise significant influence. The investment is recorded using the cost method, under which the investment is carried at initial value, is adjusted for cash contributions and distributions and is subject to evaluation for impairment. The cost-method investment is included in “Other assets” on the Company’s consolidated balance sheets.

The Company evaluates its marketable securities and its cost-method investment for impairment if circumstances arise that indicate that an impairment may exist. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified.

Operations and Administration Expenses

Operations expenses include all expenses directly related to the Company’s storefront locations, the operations management for each operating district and region, the Company’s centralized jewelry processing center

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the Company’s call centers for customer service and collections. Administration expenses include expenses related to corporate service functions. Operations and administration expenses include expenses incurred for personnel, occupancy and other charges. Personnel expenses include salaries and wages, payroll taxes, incentive expenses and health insurance. Occupancy expenses include rent, property taxes, insurance, utilities, data communication expense and maintenance. Other expenses include marketing, legal, selling, travel and other office expenses.

Beginning in the first quarter of 2015, costs related to corporate office-based management supervision of the Company’s locations were reclassified from operations expense to administration expense to better align expenses with the Company’s current operating structure. Amounts in all prior periods have been reclassified to conform to this current presentation.

Marketing expenses consist of marketing costs such as television, radio and print advertising and other marketing costs. Marketing costs, including the production costs associated with other marketing initiatives are expensed as incurred. These expenses are included in “Operations and administration expenses” in the consolidated statements of income. Marketing expenses were $6.3 million, $8.0 million and $12.4 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). The Company recognizes compensation expense over the requisite service period, which is in line with the applicable vesting period for each stock-based award. For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if the Company achieved the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts stock-based compensation expense if necessary.

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

Restricted stock units (“RSUs”) issued under the Company’s stock-based employee compensation plans are included in diluted shares from the grant date of the award based on the treasury stock method. Performance-based RSU awards are included in diluted shares based on the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts the number of shares included in diluted shares accordingly.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in thousands, except per share amounts):

	For the year ended December 31,
	2015	2014	2013
Numerator:
Net Income (Loss) from Continuing Operations	$27,566	$(10,387)	$59,182
Net Income from Discontinued Operations, Net of Tax	—	109,025	83,346
Net Income Attributable to Cash America International, Inc.	27,566	98,638	142,528
Denominator:
Total Weighted Average Basic Shares (a)	27,022	28,901	28,657
Shares Applicable to Stock-based Compensation(b)	216	92	72
Convertible Debt(c)	—	348	1,884
Total Weighted Average Diluted Shares (d)	27,238	29,341	30,613
Net Income (Loss) from Continuing Operations – basic	$1.02	$(0.36)	$2.07
Net Income from Discontinued Operations – basic	$—	$3.77	$2.91
Net Income Attributable to Cash America International, Inc. - basic (f)	$1.02	$3.41	$4.97
Net Income (Loss) from Continuing Operations – diluted (e)	$1.01	$(0.36)	$1.93
Net Income from Discontinued Operations – diluted	$—	$3.72	$2.72
Net Income Attributable to Cash America International, Inc. - diluted (f)	$1.01	$3.36	$4.66

(a)
Includes vested and deferred RSUs of 291, 304 and 307 as well as shares that are deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of common stock of the Company (“Director Deferred Shares”) of 32, 32 and 31 for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Includes shares related to unvested RSU awards.

(c)
On May 15, 2014, the Company called its then-outstanding $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2029 Convertible Notes”), and the noteholders elected to convert such notes. The Company settled the principal portion of the outstanding 2029 Convertible Notes in cash and issued 747,085 of the Company’s common shares related to the conversion spread. Prior to the repayment of the 2029 Convertible Notes, only the shares related to the conversion spread were included in weighted average diluted shares because the Company intended to pay the principal portion of the notes in cash. See Note 11 for further discussion of the 2029 Convertible Notes.

(d)	Excludes 49, 70, and 12 anti-dilutive shares for the years ended December 31, 2015 and 2014 and 2013, respectively.

(e)
Since a net loss from continuing operations exists for the year ended December 31, 2014, all potentially dilutive securities are anti-dilutive and are therefore excluded from the diluted per-share calculation.

(f)	Earnings per share amounts included in this information may not sum due to rounding differences.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revision of Prior Period Financial Statement

“Dividends declared per common share” on the consolidated statement of income for the year ended December 31, 2014 was revised to reflect the amount of dividends declared and paid during the year ended December 31, 2014. The previously reported amount of $0.155 per common share was revised to $0.14 per common share. Management determined that the impact on the previously-issued financial statements was immaterial. The correction had no impact on previously-reported net income available to Cash America International, Inc. or shareholders’ equity.

Accounting Standards to be Adopted in Future Periods

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts on the balance sheet. ASU 2015-17 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-17 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which defines specific criteria that entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related fees. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-05 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In addition, since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs specifically related to line-of-credit arrangements, the FASB also issued ASU 2015-15, Interest—Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), in August 2015. ASU 2015-15 states that, for line-of-credit arrangements, entities can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangement. ASU 2015-03 and ASU 2015-15 apply to all business entities and are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material effect on its consolidated financial statements.

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

2. Discontinued Operations

On November 13, 2014, the Company completed the Enova Spin-off by distributing net assets of $79.6 million through a distribution of Enova common shares to the Company’s shareholders. The Enova Spin-off was part of the Company’s strategy to focus on its core pawn operations business, and consequently, the net assets, operating results, and cash flows of the Company’s previously-held Enova business are presented separately as discontinued operations for the years ended December 31, 2014 and 2013.

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent of the shares of Enova common stock. See Note 9 for additional information related to the Company’s investment in Enova.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized income statement and supplemented cash flow information for discontinued operations for the years ended December 31, 2014 and 2013, is shown below (dollars in thousands, except per share data). Information for the year ended December 31, 2014 includes only income, expenses and cash flow activity prior to the date of the Enova Spin-off.

	Year Ended December 31,
	2014	2013
Total Revenue	$705,778	$766,169
Total Cost of Revenue	229,816	317,896
Net Revenue	475,962	448,273
Expenses
Operations and administration	256,466	280,515
Depreciation and amortization	15,698	17,143
Total Expenses	272,164	297,658
Income from Operations	203,798	150,615
Interest expense, net	(31,301)	(19,788)
Foreign currency transaction loss	(539)	(1,222)
Income before Income Taxes	171,958	129,605
Provision for income taxes	62,933	46,259
Net Income from Discontinued Operations	$109,025	$83,346
Diluted Income per Share from Discontinued Operations	$3.72	$2.72

	Year Ended December 31,
	2014	2013
Cash flows from investing activities
Capital expenditures	$11,681	$14,872
Significant non-cash operating items
Non-cash interest expense on note payable to Cash America	$—	$19,844
Significant non-cash investing items
Consumer loans renewed	$262,458	$500,797
Cash paid during the year for:
Interest	$7,630	$—
Income taxes (a)	$758	$170
(a) Represents cash paid for state and local income taxes. Federal income tax payments for 2014 and 2013 were made by Cash America.

3. Acquisitions and Divestitures

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of 34 Pawn Lending Locations in Georgia and North Carolina

In December 2013, the Company completed the acquisition of substantially all of the assets of a 34-store chain of pawn lending locations owned by PawnMart, Inc. that consisted of 31 locations in Georgia and three locations in North Carolina. The aggregate purchase price for the acquisition was $61.1 million, of which $0.5 million was paid in 2014. The acquisition price was paid in cash and funded by available cash and borrowings under the Company’s line of credit. The Company incurred $0.6 million of acquisition costs related to the acquisition, which were expensed.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$10,510
Merchandise acquired	3,695
Pawn loan fees and service charges receivable	1,639
Property and equipment	2,631
Goodwill	35,190
Intangible assets	6,834
Other assets	1,262
Other liabilities	(218)
Customer deposits	(426)
Net assets acquired	61,117
Cash consideration payable as of December 31, 2013	(500)
Total consideration paid for acquisition, net of cash acquired, as of December 31, 2013	60,617
Cash paid in 2014 related to holdbacks	500
Total cash paid for acquisition	$61,117

Acquisition of 41 Pawn Lending Locations in Texas

In August 2013, the Company completed the acquisition of substantially all of the assets of a chain of pawn lending locations in Texas that included 41 operating locations and the rights to one additional Texas pawn lending location (that was under construction but not open for business at the time of the acquisition), all of which were acquired from TDP Superstores Corp. and operated primarily under the name “Top Dollar Pawn.” The aggregate consideration paid for the acquisition was $103.7 million. The acquisition price was paid in cash and funded by available cash and borrowings under the Company’s line of credit. The Company incurred approximately $0.4 million of acquisition costs related to this transaction, which were expensed.

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

Other Acquisitions

In addition to the acquisitions discussed above, the Company acquired two, one and one lending locations for $1.1 million, $0.7 million and $0.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Divestitures

On August 25, 2014, the Company completed the divestiture of its 47 pawn lending locations in Mexico for cash consideration of $18.5 million, net of cash held at the date of divestiture, including consideration related to a non-compete agreement. These sold locations represented all of the locations operated by the Company in Mexico. The Company recorded a loss of $2.8 million on the sale and a $2.1 million expense related to an uncollectible receivable incurred as a result of the Company’s discontinuation of its Mexico-based pawn operations. The combined amounts are included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows. The Company included $6.4 million of goodwill in the carrying value of the business in accordance with ASC 350, Intangibles—Goodwill and Other. The Company used the proceeds from the sale for general corporate purposes. Following the sale, the Company had no continuing involvement with these entities. This divestiture did not qualify as a discontinued operation in accordance with ASU 2014-08 as it did not have a major effect on the Company’s operations and financial results.

On August 25, 2014, the Company also completed the divestiture of its five pawn lending locations in Colorado for cash consideration of $3.0 million, net of cash held at the date of divestiture. These locations represented all of the locations operated by the Company in Colorado. The Company recorded a loss of $0.3 million on the sale, which is included in “Loss on divestitures” in the Company’s consolidated statements of income and cash flows. The Company used the proceeds from the sale for general corporate purposes.

In addition to the divestitures discussed above, the Company sold 12 lending locations through various transactions in 2015 for aggregate cash consideration of $2.9 million and an aggregate gain on sale of $0.3 million.

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

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of “Pawn loans” in the consolidated balance sheets includes delinquent loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. As of December 31, 2015 and 2014, the Company had current pawn loans outstanding of $241.6 million and $244.1 million, respectively, and delinquent pawn loans outstanding of $7.1 million and $8.0 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

The components of Company-owned consumer loan portfolio receivables as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Short-term loans
Current loans	$26,304	$38,492
Delinquent loans	2,723	4,462
Total consumer loans, gross	29,027	42,954
Less: Allowance for losses	(1,651)	(2,736)
Consumer loans, net	$27,376	$40,218

Installment loans
Current loans	$2,027	$3,486
Delinquent loans	3,133	2,575
Total consumer loans, gross	5,160	6,061
Less: Allowance for losses	(1,245)	(1,426)
Consumer loans, net	$3,915	$4,635

Total consumer loans
Current loans	$28,331	$41,978
Delinquent loans	5,856	7,037
Total consumer loans, gross	34,187	49,015
Less: Allowance for losses	(2,896)	(4,162)
Consumer loans, net	$31,291	$44,853

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans through the CSO programs for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Short-term loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,736	$3,960	$4,039
Consumer loan loss provision	11,733	23,139	27,549
Charge-offs	(18,592)	(28,956)	(32,972)
Recoveries	5,774	4,593	5,344
Balance at end of period	$1,651	$2,736	$3,960
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$402	$272	$308
Consumer loan loss provision	(372)	130	(36)
Balance at end of period	$30	$402	$272

Installment loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,426	$951	$740
Consumer loan loss provision	10,446	7,840	5,652
Charge-offs	(11,797)	(9,229)	(6,688)
Recoveries	1,170	1,864	1,247
Balance at end of period	$1,245	$1,426	$951
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$658	$758	$564
Consumer loan loss provision	1,298	(100)	194
Balance at end of period	$1,956	$658	$758

Total consumer loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$4,162	$4,911	$4,779
Consumer loan loss provision	22,179	30,979	33,201
Charge-offs	(30,389)	(38,185)	(39,660)
Recoveries	6,944	6,457	6,591
Balance at end of period	$2,896	$4,162	$4,911
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,060	$1,030	$872
Consumer loan loss provision	926	30	158
Balance at end of period	$1,986	$1,060	$1,030

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and the remaining outstanding installment loans that are secured by a customer’s vehicle, which the Company ceased offering in the latter half of 2015. The guarantee represents an obligation to purchase specific loans that go into default. See Note 13 for additional information related to these guarantees.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Nonqualified plan-related assets	$10,576	$12,838
Due from third-party lender	4,780	1,267
Prepaid insurance	1,392	1,621
Prepaid hardware and software maintenance	2,028	2,475
Other prepaid expenses and receivables	3,866	3,176
Total	$22,642	$21,377

7. Property and Equipment

Major classifications of property and equipment as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015			2014
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$6,291	$—	$6,291	$5,335	$—	$5,335
Buildings and leasehold improvements	240,295	(160,865)	79,430	237,247	(146,698)	90,549
Furniture, fixtures and equipment	156,196	(126,065)	30,131	155,150	(114,577)	40,573
Computer software	144,397	(88,651)	55,746	139,277	(74,680)	64,597
Total	$547,179	$(375,581)	$171,598	$537,009	$(335,955)	$201,054

The Company recognized depreciation expense of $49.8 million, $54.4 million and $50.6 million during 2015, 2014 and 2013, respectively.

8. Goodwill and Other Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment at least annually. See Note 1 for further discussion of the Company’s goodwill testing in 2015.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2015 and 2014 are shown in the table below (dollars in thousands):

	2015	2014
Balance as of January 1,	$487,569	$495,214
Acquisitions	453	165
Divestitures	—	(7,508)
Effect of foreign currency translations	—	(302)
Balance as of December 31,	$488,022	$487,569

Acquired Intangible Assets

Acquired intangible assets subject to amortization as of December 31, 2015 and 2014, were as follows (dollars in thousands):

	As of December 31,
	2015			2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$18,928	$(15,098)	$3,830	$18,848	$(13,520)	$5,328
Customer relationships	45,763	(25,131)	20,632	45,771	(20,407)	25,364
Trademarks and other	586	(494)	92	586	(451)	135
Total	$65,277	$(40,723)	$24,554	$65,205	$(34,378)	$30,827

Acquired intangible assets subject to amortization are amortized on a straight-line basis. Non-competition agreements are amortized over the applicable terms of the contract, typically from two to ten years. Customer relationships are generally amortized over three to ten years, based on the period over which economic benefits are provided. Trademarks are generally amortized from one to three years.

Amortization

Amortization expense for acquired intangible assets was $6.4 million, $6.6 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For each of the five years following December 31, 2015, estimated future amortization expense is as follows (dollars in thousands):

	2016	2017	2018	2019	2020	Total
Estimated future amortization expense	6,079	5,491	5,190	4,747	2,355	$23,862

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indefinite-Lived Intangible Assets

As of both December 31, 2015 and 2014, $9.7 million and $5.3 million of licenses and trademarks, respectively, obtained in conjunction with acquisitions were not subject to amortization. Costs to renew licenses with indefinite lives are expensed as incurred and recorded in “Operations and administration expenses” in the consolidated statements of income.

9. Investment in Enova

Upon completion of the Enova Spin-off, the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans (the “LTIPs”) as described below) no later than two years after the date of the Enova Spin-off. At the time of the private letter ruling, Company management believed that the Company’s shares of Enova common stock would be registered with the Securities and Exchange Commission (“SEC”) as close to the Enova Spin-off date as possible in order to efficiently dispose of the shares in open market dispositions over a two-year period. Due to delays in the registration process, the Company’s shares of Enova common stock were not registered until September 15, 2015, thereby only allowing the Company slightly over a year to dispose of its shares of Enova stock. In November 2015, the Company sent a supplemental request to the Internal Revenue Service requesting that the Company be allowed to extend the original two-year period to dispose of its retained shares of Enova common stock by an additional year. The Company anticipates that it will receive a response from the Internal Revenue Service in the first half of 2016.

As of December 31, 2015, the Company owned 6,475,611 shares and had allocated 511,505 of these retained shares for delivery under the LTIPs that existed prior to the Enova Spin-off (as described below), resulting in the Company’s implied residual ownership in Enova equal to approximately 18 percent of the outstanding Enova common stock as of December 31, 2015. See table below for additional information.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s LTIPs as described below) are classified as “available-for-sale securities” in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company does not account for its investment in Enova common stock under the equity method for the following reasons: The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders because it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. In addition, the Company has agreed to divest its ownership in Enova within two years following the Enova Spin-off, subject to any potential extension permitted by the Internal Revenue Service, if any, as discussed above. While Daniel R. Feehan, the Company’s Executive Chairman of the Board, serves as one of eight members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have voting power with respect to the shares of Enova that it owns. The Company also does not have any material business relationships with Enova.

The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company to holders of certain outstanding unvested RSUs, vested deferred RSUs, and unvested deferred RSUs that were granted by the Company under the LTIPs to certain of its officers, directors and employees, as well as Director Deferred Shares, if such equity awards and Director Deferred Shares were outstanding under the LTIPs on the date of the Enova Spin-off.

Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the LTIPs and/or the applicable award

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements. The delivery of the Enova shares of common stock will occur periodically based on the vesting or deferral terms that are applicable to the RSU awards or Director Deferred Shares. In the event the award does not vest and shares are forfeited or if shares are withheld to pay taxes for vested awards, the Enova shares will be retained by the Company and sold.

As of December 31, 2015, the Company’s cost basis in its investment in Enova common stock was approximately $19.6 million, and an unrealized gain of approximately $23.0 million was included in “Accumulated other comprehensive income.” For the year ended December 31, 2015, the Company recognized a gain of approximately $1.7 million for the disposition of Enova common stock as a result of the distribution of shares for payment of RSU awards, as well as the sale of shares that were withheld to pay taxes for issued awards. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets. Activity during the year ended December 31, 2015 for the Enova shares retained by the Company is shown below (shares in ones):

	Enova Shares Attributed to the Company (a)	Potential Enova Shares to be Delivered Under the LTIPs (b)	Total Enova Shares Held by the Company
Enova shares as of December 31, 2014	5,911,840	685,087	6,596,927
Forfeitures (c)	52,266	(52,266)	—
Shares delivered under the LTIPs	—	(90,052)	(90,052)
Shares withheld for taxes and sold	—	(31,264)	(31,264)
Shares held as of December 31, 2015	5,964,106	511,505	6,475,611
% ownership of Enova as of December 31, 2015	18.07%	1.55%	19.62%

(a) Does not include shares retained for delivery under the LTIPs.
(b) The Enova shares payable for vested deferred RSUs and Director Deferred Shares are held in a rabbi trust.
(c) Shares initially allocated for delivery under the LTIPs that were forfeited prior to vesting are attributed to the Company and are to be disposed of by the Company.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2015 and 2014, were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Trade accounts payable	$18,182	$13,800
Accrued taxes, other than income taxes	5,936	8,242
Accrued payroll, annual incentive and fringe benefits	32,123	41,613
Accrued interest payable	1,648	1,658
Accrual for consumer loan payments rejected for non-sufficient funds	570	1,049
Deferred CSO fees	9,933	3,025
Liability for losses on third-party lender-owned consumer loans	1,986	1,060
Other accrued liabilities	4,208	3,884
Total	$74,586	$74,331

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2015 and 2014, were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Line of credit due 2018	$27,108	$—
5.75% senior unsecured notes due 2018	184,450	196,470
Total long-term debt	$211,558	$196,470

Line of Credit

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on March 30, 2011 and later amended (the “Credit Agreement”). The Credit Agreement, as amended, provides for a line of credit in an aggregate principal amount of up to $280.0 million permitting revolving credit loans (the “Line of Credit”). The Credit Agreement is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. The Credit Agreement contains an accordion feature whereby the Line of Credit may be increased up to an additional $100.0 million with the consent of any increasing lenders. In addition to previous amendments, the Credit Agreement was amended on October 6, 2015 to remove the multi-currency subfacility, which had previously given the Company the ability to borrow up to $50.0 million in specified foreign currencies. The removal of the multi-currency subfacility did not decrease the total amount of borrowing capacity under the Credit Agreement. In addition, the amendment adjusted two financial covenants, including a reduction in the minimum net worth covenant and an increase in the maximum restricted payment covenant.

The Credit Agreement was also amended in December 2014, and the amendment provided (i) that any acceleration or demand for acceleration, repayment, redemption or repurchase of or any default or event of default under the $300.0 million in aggregate principal amount of 5.75% Senior Notes due 2018 (the “2018 Senior Notes”) or the Indenture dated as of May 15, 2013 that governs the 2018 Senior Notes (the “2018 Senior Notes Indenture”), among the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”) proximately caused by the Enova Spin-off (“Other Debt Action”) will not result in a default or event of default under the Credit Agreement. In addition, any such Other Debt Action will not be deemed an event that could reasonably be expected to give rise to or have a material adverse effect under the Credit Agreement, and (ii) until such time as the Company notifies the Administrative Agent for the Credit Agreement that the provision described in subsection (i) above is no longer required, the Company is subject to a minimum level of liquidity as defined in the amendment.

Interest on the Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Line of Credit ranging from 0.25% to 0.50% (0.38% as of December 31, 2015) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Line of Credit was 3.48% as of December 31, 2015.

The Company had $27.1 million of borrowings outstanding under the Line of Credit as of December 31, 2015, which consisted of two pricing tranches with maturity dates ranging from five to eight days. As of December 31, 2014, the Company had no borrowings outstanding under the Line of Credit. The Company routinely refinances such borrowings pursuant to the terms of its Line of Credit. Therefore, these borrowings are considered part of the applicable Line of Credit and are classified as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a stand-by letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $6.0 million under its Letter of Credit Facility as of December 31, 2015.

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

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of December 31, 2015, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of December 31, 2015, all of the Guarantors were 100% owned by the Company. The Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

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

As of December 31, 2015, the outstanding balance of the 2018 Senior Notes was $184.5 million, compared to $196.5 million as of December 31, 2014. During the second quarter of 2015, the Company repurchased $12.0 million principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $0.6 million, which consisted of $0.4 million in premium paid and $0.2 million in expense for the write-off of deferred loan costs. During the year ended December 31, 2014, the Company repurchased $103.5 million aggregate principal amount of the 2018 Senior Notes for aggregate cash consideration of $107.2 million plus accrued interest. In connection with these purchases, the Company recorded a loss on early extinguishment of debt of approximately $6.0 million, which is included in “Loss on early extinguishment of debt” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each of the five years after December 31, 2015, required principal payments under the terms of the long-term debt, including the Company’s Line of Credit, are as follows (dollars in thousands):

	2016	2017	2018	2019	2020	Total
Required principal payments	—	—	211,558	—	—	$211,558

Debt No Longer Outstanding

Variable Rate Senior Unsecured Notes

When the Company entered into the Credit Agreement, it also entered into a $50.0 million term loan facility under which it issued variable rate senior unsecured notes that were guaranteed by all of the Company’s domestic subsidiaries (the “2018 Variable Rate Notes”). The maturity date of the 2018 Variable Rate Notes was March 31, 2018, but in connection with the proceeds received from Enova’s repayment of amounts owed to the Company under the Company’s outstanding note receivable from Enova in 2014, the Company prepaid the entire amount outstanding on the 2018 Variable Rate Notes.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Private Placement Notes

On May 9, 2014, the Company and its domestic subsidiaries, as guarantors, entered into an Omnibus Waiver, Consent and Amendment Agreement (the “Waiver and Amendment”) with respect to its 6.09% Series A senior unsecured notes due 2016, 7.26% senior unsecured notes due 2017, 6.00% Series A senior unsecured notes due 2019, 6.21% Series B senior unsecured notes due 2021 and its 6.58% Series B senior unsecured notes due 2022 (collectively, the “Private Placement Notes”), which provided for the release of Enova and its subsidiaries as guarantors of the Private Placement Notes upon completion of the issuance of debt by Enova. The Waiver and Amendment also required the Company to prepay the entire outstanding balance of Private Placement Notes, including any applicable make-whole premium. The Company completed the prepayment of the Private Placement Notes in June 2014, which included an aggregate principal repayment of $106.2 million and a make-whole premium of $14.3 million. Additionally, in conjunction with this prepayment, the Company recorded a $0.6 million expense to write-off remaining deferred financing costs associated with the Private Placement Notes. The expenses for the make-whole premium and the write-off of the deferred financing costs totaling $14.9 million are included in “Loss on early extinguishment of debt” in the consolidated statements of income.

Debt Agreement Compliance

The debt agreements for the Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of December 31, 2015, the Company believes it was in compliance with all covenants or other requirements set forth in the debt agreements.

On June 26, 2015, the Trustee under the 2018 Senior Notes Indenture, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. The Company’s sources of liquidity include availability under the Line of Credit, which had $252.9 million in unused amounts as of December 31, 2015. As of December 31, 2015, the Company had $184.5 million in aggregate principal amount of 2018 Senior Notes outstanding, and a make-whole premium on such principal balances as of December 31, 2015 would have been approximately $18.7 million.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Deferred finish-out allowances from lessors	$226	$157
Tax over book accrual of pawn loan fees and service charges	4,903	4,752
Allowance for consumer loan losses	1,768	1,778
Deferred compensation	12,941	8,524
Deferred state credits and net operating losses	2,334	1,358
Other	1,540	2,548
Total deferred tax assets	23,712	19,117
Deferred tax liabilities:
Amortizable intangible assets	$54,264	$46,551
Property and equipment	23,694	32,359
Investment in equity securities	7,828	39,294
Other	1,156	1,165
Total deferred tax liabilities	86,942	119,369
Net deferred tax liabilities before valuation allowance	$(63,230)	$(100,252)
Valuation allowance	(1,142)	—
Net deferred tax liabilities after valuation allowance	$(64,372)	(100,252)
Balance sheet classification:
Current deferred tax assets (liabilities)	$7,672	$(27,820)
Noncurrent deferred tax liabilities	(72,044)	(72,432)
Net deferred tax liabilities	$(64,372)	$(100,252)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2015, 2014 and 2013, were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes:
Domestic	$43,044	$(7,938)	$47,475
Foreign	—	(408)	(3,490)
Income (loss) from continuing operations before income taxes	43,044	(8,346)	43,985
Current provision (benefit):
Federal	$19,741	$(12,823)	$(20,908)
Foreign	—	531	(752)
State and local	118	1,291	2,098
Total current provision (benefit) for income taxes	19,859	(11,001)	(19,562)
Deferred (benefit) provision:
Federal	$(4,524)	$12,962	$3,740
State and local	143	80	317
Total deferred (benefit) provision for income taxes	(4,381)	13,042	4,057
Total provision (benefit) for income taxes	$15,478	$2,041	$(15,505)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2015, the Company recorded income tax expense of $15.5 million on a pre-tax income of $43.0 million, compared to income tax expense of $2.0 million on a pre-tax loss of $8.3 million for the year ended December 31, 2014. Despite incurring a pre-tax loss, income tax expense was recorded in 2014 primarily as a result of the tax impact of the write-off of non-deductible goodwill associated with the sale of the Company’s Mexico-based pawn operations and an additional valuation allowance associated with the 2014 losses in Mexico. An income tax benefit was recorded in 2013 primarily due to the recognition of a $33.2 million tax benefit in 2013 associated with the Creazione Deduction (as defined and explained below), as well as the release of reserves established for unrecognized tax benefits associated with the Company’s Mexico operations.

In January 2013, the Company’s Mexico-based pawn operations that were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), and operated under the name Prenda Fácil were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V. (“Empeños”), and began operating exclusively under the name “Cash America casa de empeño.” As of December 31, 2013, Creazione’s assets had been liquidated and it had entered into formal liquidation proceedings. In connection with the liquidation of Creazione, the Company included a deduction on its 2013 federal income tax return for its tax basis in the stock of Creazione and recognized an income tax benefit of $33.2 million as a result of the deduction (the “Creazione Deduction”). The Company believes that it met the requirements for this deduction and that it should be treated as an ordinary loss, which reduced the Company’s cash taxes paid in 2013. The Company obtained a private letter ruling from the Internal Revenue Service with respect to one of the various factors that it considered in making this determination.

Income tax expense included in the Company’s income (loss) from continuing and discontinued operations, respectively, is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Continuing operations	$15,478	$2,041	$(15,505)
Discontinued operations	—	62,933	46,259
Total	$15,478	$64,974	$30,754

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income taxes for continuing operations with amounts computed at the statutory federal rate is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax provision (benefit) computed at the federal statutory income tax rate	$15,063	$(2,922)	$15,396
State and local income taxes, net of federal tax benefits	(973)	818	1,883
Nondeductible lobbying	111	639	553
Foreign tax difference	(1)	216	(221)
Investment in subsidiaries (a)	—	—	(23,907)
Valuation allowance	1,142	(11,266)	(8,915)
Non-recoverable foreign net deferred tax assets	—	12,042	—
Non-deductible goodwill	—	2,232	—
Tax effect of Regulatory Penalty(b)	—	—	895
Change in reserve for uncertain tax benefits, net	—	—	(1,021)
Other	136	282	(168)
Total provision (benefit)	$15,478	$2,041	$(15,505)
Effective tax rate	36.0%	(24.5)%	(35.3)%

(a)	Relates to the Creazione Deduction for the year ended December 31, 2013.

(b)	Represents the tax effect of the $2.5 million penalty paid to the CFPB, which is nondeductible for tax purposes, in connection with the Regulatory Penalty. See Note 13.

As of December 31, 2013, the Company had net operating losses totaling $58.6 million related to its Mexico subsidiary, Creazione. Mexico allows a ten-year carryforward period, and, if unutilized, these net operating losses will expire in varying amounts beginning in 2018. Due to the Company’s withdrawal of operations in Mexico and the liquidation of Creazione, these net operating losses are expected to expire unutilized. As a result, in 2014, the Company wrote off Creazione’s remaining net deferred tax assets and the associated valuation allowance against those deferred tax assets.

The Company had a valuation allowance of $1.1 million as of December 31, 2015, which was recorded in 2015 and related to the deferred assets associated with certain state net operating losses. In 2014, the Company, in connection with its anticipated liquidation of Creazione, released a $12.5 million valuation allowance related to the deferred tax assets at Creazione and also released a $1.3 million valuation allowance in connection with the sale of Empeños. In 2013, the Company released a $9.3 million valuation allowance related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione and recorded an additional $1.3 million valuation allowance related to deferred tax assets at Empeños. See Note 1 for additional information on the Company’s evaluation of the recoverability of its deferred tax assets and establishment of related valuation allowances.

The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is summarized below (dollars in thousands):

	2015	2014	2013
Balance as of January 1,	$—	$—	$1,021
Decrease due to lapse of statute of limitations	—	—	(1,021)
Balance as of December 31,	$—	$—	$—

During 2013, the statute of limitations expired related to the Mexico tax returns of Creazione for periods before it was acquired by the Company (pre-2008). As a result, the Company released reserves established for unrecognized tax benefits of $1.0 million and the related accrued interest and penalties of $1.9 million. Consistent

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the Company’s accounting policy, the release of the $1.0 million was recorded in the tax provision. The release of the $1.9 million of reserves related to interest and penalties was recorded through a reduction of interest and administrative expenses.

As of December 31, 2015, the Company’s 2011 through 2014 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions, and the 2010 through 2014 tax years of the Company’s former Mexican subsidiaries were open to examination by the Mexican taxing authorities.

13. Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms generally from one to 10 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Future minimum rentals due under non-cancelable leases	55,807	45,553	37,084	29,282	18,965	33,250	$219,941

Rent expense was $60.7 million, $61.8 million and $58.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Guarantees

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and the remaining outstanding installment loans that are secured by a customer’s vehicle, which the Company ceased offering in the latter half of 2015. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to 12 months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 30 months. As of December 31, 2015 and 2014, the amount of consumer loans guaranteed by the Company was $11.1 million and $9.8 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $2.0 million and $1.1 million as of December 31, 2015 and 2014, respectively, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

Litigation
On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan (the Company’s chief executive officer at that time), and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleged many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. First National Bank of Brookings, South Dakota and Community State Bank of Milbank, South Dakota for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that First National Bank of Brookings, South Dakota and Community State Bank of Milbank, South Dakota’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleged that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint sought unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the case was certified as a class action lawsuit.
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
See “Debt Agreement Compliance” in Note 11 for information on a lawsuit filed against the Company related to the 2018 Senior Notes.
The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Consumer Financial Protection Bureau
On November 20, 2013, the Company consented to the issuance of a Consent Order by the CFPB pursuant to which it agreed, without admitting or denying any of the facts or conclusions made by the CFPB from its 2012 review of the Company, to pay a civil money penalty of $5.0 million ($2.5 million was allocated to each of the Company’s retail services and e-commerce segments that existed at the time) (the “Regulatory Penalty”), which is non-deductible for tax purposes. The Company also agreed to set aside $8.0 million of cash for a period of 180 days to fund any further payments to any remaining eligible Ohio customers in connection with the Ohio Reimbursement Program.
The $8.0 million of cash set aside was classified as restricted cash on the Company’s consolidated balance sheets beginning in November 2013. In June 2014, following the expiration of the 180-day extended claims period, the Company released $7.9 million of the restricted cash. As of December 31, 2015, the remaining balance in restricted cash was approximately $27 thousand, reflecting the amount of refunds that were still outstanding as of that date.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voluntary Reimbursements to Ohio Customers
On December 4, 2012, the Company announced the Ohio Reimbursement Program. As of December 31, 2012, based on Company information and third-party conclusions, the Company estimated the cost of the Ohio Reimbursement Program and related expenses to be approximately $13.4 million before taxes and recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012. During the year ended December 31, 2013, the Company reimbursed approximately $6.4 million to customers and incurred $1.7 million of related expenses in connection with this program. In addition, the Company decreased its liability related to the Ohio Reimbursement Program during the years ended December 31, 2013 and 2014 by $5.0 million and $0.3 million, respectively, after the assessment of claims made to date and related matters. As of December 31, 2014, the Company’s remaining liability associated with the Ohio Reimbursement Program was approximately $30 thousand.

14. Equity

Share Repurchases

On January 24, 2013, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 2.5 million shares of the Company’s common stock (the “2013 Authorization”). On January 28, 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to 4.0 million shares of the Company’s common stock (the “January 2015 Authorization”) and canceled the 2013 Authorization, under which the Company purchased 1,029,609 shares from January 2013 to December 2014. On October 28, 2015, the Company’s Board of Directors authorized the most recent share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”) to become effective after the completion of the January 2015 Authorization. The October 2015 authorization became effective in December 2015 after all shares under the January 2015 Authorization had been purchased. During the year ended December 31, 2015, the Company purchased 4,015,866 shares under the January 2015 Authorization and the October 2015 Authorization for a total investment of $103.9 million, including commissions. This included the purchase of 829,666 shares under an accelerated share repurchase (“ASR”) agreement. The following table summarizes the aggregate shares purchased under the board authorizations during each of the three years ended December 31:

	Year Ended December 31,
	2015	2014	2013
Shares purchased under October 2015 Authorization, January 2015 Authorization and 2013 Authorization	4,015,866	62,909	966,700
Aggregate amount (in thousands)	$103,874	$1,343	$46,052
Average price paid per share	$25.87	$21.35	$47.64

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

Periodically, shares are purchased in the open market in connection with dividend reinvestment for dividends paid on Director Deferred Shares. Activities during each of the three years ended December 31 are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Purchases:
Number of shares	244	120	99
Aggregate amount	$6	$4	$4

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The net change in AOCI from marketable equity securities for the year ended December 31, 2015 is composed of an $88.6 million loss and an income tax benefit of $31.5 million and relates to the available-for-sale shares of Enova common stock held by the Company. The gain on marketable equity securities reclassified out of AOCI for the year ended December 31, 2015 is composed of a $1.7 million gain and income tax expense of $0.6 million. The gain and income tax expense are included in “Gain on disposition of equity securities” and “Provision for income taxes,” respectively, in the consolidated statements of income.

Components of AOCI, after tax, for the years ended December 31, 2015, 2014 and 2013 are shown below (dollars in thousands):

	Foreign Currency Translation Gain (Loss), Net of Tax	Marketable Securities Gain (Loss), Net of Tax	Total
Balance as of January 1, 2013	$2,874	$254	$3,128
Other comprehensive income before reclassifications	1,775	373	2,148
Amounts reclassified from AOCI	—	(627)	(627)
Net change in AOCI	1,775	(254)	1,521
Balance as of December 31, 2013	4,649	—	4,649
Other comprehensive (loss) income	(7,255)	71,959	64,704
Spin-off of Enova	2,606	—	2,606
Net change in AOCI	(4,649)	71,959	67,310
Balance as of December 31, 2014	—	71,959	71,959
Other comprehensive loss before reclassifications	—	(56,028)	(56,028)
Amounts reclassified from AOCI	—	(1,089)	(1,089)
Net change in AOCI	—	(57,117)	(57,117)
Balance as of December 31, 2015	$—	$14,842	$14,842

15. Employee Benefit Plans

The Company has a 401(k) Savings Plan that is open to substantially all employees of the Company. New employees are automatically enrolled in the 401(k) Savings Plan unless they elect not to participate. The Company has a Nonqualified Savings Plan that is available to certain members of management. Participants may contribute up

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to 75% of their eligible earnings to the 401(k) Savings Plan, subject to regulatory and other plan restrictions. Nonqualified Savings Plan participants may contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the Nonqualified Savings Plan. The Company makes matching cash contributions of 50% of each participant’s contributions to the 401(k) Savings Plan, based on participant contributions of up to 5% of eligible compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s consolidated contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $3.2 million, $3.5 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded consolidated compensation expense of $0.7 million, $0.5 million and $0.6 million for SERP contributions for the years ended December 31, 2015, 2014 and 2013, respectively.

The Nonqualified Savings Plan and the SERP are nonqualified deferred compensation plans. Benefits under the Nonqualified Savings Plan and SERP are considered unfunded as the assets in the plans are subject to the claims of the Company’s general creditors in the event of the Company’s insolvency or bankruptcy. As of December 31, 2015 and 2014, the Company held securities in rabbi trusts to pay benefits under these plans. The securities held in the rabbi trusts are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expense” in the consolidated statements of income.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	As of December 31,
	2015	2014
Prepaid expenses and other assets	$10,576	$12,259
Accounts payable and accrued expenses	10,576	12,259

16. Stock-Based Compensation

The Cash America International, Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”) became effective on May 22, 2014 when it was approved by the shareholders of the Company, and the 2014 LTIP will terminate May 21, 2024, unless terminated earlier by the Board of Directors. The Company’s previous long-term incentive plan, the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended, terminated on April 21, 2014 in accordance with the provisions of that plan, and no new awards may be made under that plan. Under the 2014 LTIP, the Company is authorized to issue up to 3,400,000 shares of its common stock, and awards that may be granted under the 2014 LTIP include incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, stock appreciation rights, performance units, restricted stock, RSUs and other share-based or share-related awards or in connection with Director Deferred Shares. As of December 31, 2015, there were 2,677,126 shares available for future grants under the 2014 LTIP.

The Company has granted RSU awards to Company officers, certain employees and to non-management members of the Board of Directors. Each vested RSU entitles the holder to receive a share of common stock of the Company, except for certain RSUs that entitle the holder to receive a share of common stock of the Company and a fractional share of Enova common stock, as described below. RSUs granted in 2015 were granted under the 2014 LTIP. RSU awards granted in 2015 to Company officers and certain employees vest over a four-year period, and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares will be issued upon vesting of the RSUs. RSU awards granted in 2015 to members of the Board of Directors vest on the last day of each of the first 12 calendar months beginning with the month in which the awards were granted, and shares will be issued 13 months after the grant date, unless the director has elected to defer the issuance to a later date. For certain RSU awards granted to some officers in 2003, shares will be issued for vested RSUs upon the officer’s separation from employment with the Company. In addition, for RSU awards granted prior to 2015, some officers and members of the Board of Directors have elected to defer receipt of shares to be issued under vested RSUs to dates that are later than the vesting date set forth in the award agreement. As of December 31, 2015, the outstanding RSUs granted to Company officers and certain employees had original vesting periods ranging from two to 15 years and remaining vesting periods of up to four years.

In connection with the Enova Spin-off, the RSUs that were outstanding as of November 13, 2014 will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the Company’s long-term incentive plans and the applicable award agreements. The delivery of the Enova shares will occur periodically based on the vesting terms of the award agreements. See Note 9 for more information about the shares of Enova common stock that the Company has retained for delivery under the LTIPs.

In accordance with ASC 718, the total grant date fair value of RSU grants is amortized to expense based on the requisite service period, which is in line with the applicable vesting period for each award, and the grant date fair value of each RSU is based on the Company’s closing stock price on the day before the grant date. For those RSU awards granted prior to the Enova Spin-off, the Company’s closing stock price used to measure the grant date fair value has not been adjusted for the Enova Spin-off. For RSU awards granted before 2015 to executive officers of the Company, a portion of these annual RSU grants vests over time, and another portion vests subject to the Company’s achievement of certain performance objectives over a three-year period (“Performance RSUs”). RSU awards granted in 2015 to executive officers did not include Performance RSUs. For Performance RSUs, the total grant date fair value is based on the Company’s estimate at the time of the grant of the most probable outcome expected to be achieved. The grant date fair values of the Performance RSUs granted in 2013 and 2014 were based on the maximum number of RSUs that may vest under the award. Expense for Performance RSUs is recognized over the vesting period and is adjusted for current expected performance levels. All RSU awards granted are subject to clawback provisions.

Compensation expense for RSUs totaled $6.3 million ($4.0 million net of related taxes), $4.1 million ($2.6 million net of related taxes) and $4.6 million ($2.9 million net of related taxes) for the years ended December 31, 2015, 2014 and 2013, respectively. Total estimated future compensation costs related to RSUs as of December 31, 2015 were $14.5 million, which will be recognized over a weighted average vesting period of approximately 3.3 years.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the RSU activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Units	Weighted Average Fair Value at Date of Grant (a)	Units	Weighted Average Fair Value at Date of Grant (a)	Units	Weighted Average Fair Value at Date of Grant (a)
Outstanding at beginning of year	1,116,893	$29.36	766,695	$36.06	772,322	$32.57
Units granted	292,776	22.53	666,172	27.22	190,846	49.82
Shares issued (b)	(112,757)	37.08	(154,851)	40.32	(127,087)	34.48
Units forfeited	(109,128)	32.35	(161,123)	41.90	(69,386)	37.91
Outstanding at end of year	1,187,784	$26.67	1,116,893	$29.36	766,695	$36.06
Units vested at end of year	290,754	$25.70	303,276	$25.50	311,546	$24.98

(a) For RSU awards granted prior to the Enova Spin-off, the weighted average fair value at date of grant is based on the price of the Company's common stock and has not been adjusted for the Enova Spin-off.
(b) Shares issued only include the Company’s common shares issued to satisfy RSU awards. See below or in Note 9 for information on the shares of Enova common stock distributed to satisfy applicable RSU awards.

The Company satisfies its RSU awards by reissuing the Company’s common shares held in treasury when RSU awards vest and are issued. In addition, when RSU awards vest and are issued, RSU recipients may elect to have the Company withhold shares as partial payment of taxes for their issued RSUs, and the shares withheld remain in treasury. For the years ended December 31, 2015, 2014 and 2013, the Company withheld 30,836, 42,499 and 33,479 shares, respectively, of its common stock valued at approximately $0.7 million, $1.5 million and $1.6 million, respectively, as partial payment of taxes upon issuance of shares for RSUs.

With respect to RSU awards that are payable in shares of Company stock and Enova stock, the Company distributes shares of Enova common stock that the Company has retained for delivery under the LTIPs. When Enova shares are distributed for vested RSUs, the recipients may elect to have the Company withhold shares as partial payment of taxes for their Enova shares distributed for vested RSUs, and the withheld Enova shares are sold immediately by the Company pursuant to the requirements of the Private Letter Ruling obtained from the Internal Revenue Service in connection with the Enova Spin-off. For the year ended December 31, 2015, the Company distributed 90,052 shares of Enova common stock in connection with vested RSU awards and withheld and sold 31,264 shares of Enova common stock as partial payment of taxes. See Note 9 for additional information on the Company’s shares of Enova common stock.

The RSUs forfeited for the year ended December 31, 2015 were primarily related to shares forfeited by employees who left the Company in 2015 and to a grant of Performance RSUs made to executive officers for which the performance measures were not met on the vesting date, which was January 1, 2015.

As of December 31, 2015, the outstanding RSU awards had an aggregate intrinsic value of $38.8 million, which included $35.6 million and $3.2 million related to Company common stock and Enova common stock, respectively. As of December 31, 2015, the outstanding vested deferred RSU awards had an aggregate intrinsic value of $10.4 million, including $8.7 million and $1.7 million related to Company common stock and Enova common stock, respectively.

Table of Content
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the Company’s continuing operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest	$12,686	$26,528	$28,223
Income taxes	7,474	36,506	37,779
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$352,155	$364,157	$329,653
Pawn loans renewed	212,745	254,400	269,559
Consumer loans renewed	7,541	8,432	9,674
Shares of Enova common stock distributed under stock-based plans (See Note 9)	1,551	—	—
Liabilities assumed in acquisitions	—	—	3,132
Spin-off of Enova (See Note 2)	—	79,640	—
Fair value of shares issued for conversion of convertible debt (See Note 11)	—	31,727	—

18. Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares	$10,767	$10,767	$—	$—
Investment in equity securities	42,613	42,613	—	—
Total	$53,380	$53,380	$—	$—
	December 31,	Fair Value Measurements Using
	2014	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares	$12,838	$12,259	$579	$—
Investment in equity securities	131,584	—	131,584	—
Total	144,422	12,259	132,163	—

Nonqualified Savings Plan-related assets and Director Deferred Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As of December 31, 2015 and 2014, as a result of the Enova Spin-off, a portion of the Director Deferred Shares measured at fair value represented shares of Enova common stock, and the remaining portion represented Company stock. As of December 31, 2015 and 2014, the Company’s investment in equity securities represents the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 9. As of December 31, 2015, the equity securities representing Enova common stock, both those included in Director Deferred Shares and investment in equity securities in the table above, are classified as Level 1 and based on market-determined stock price of Enova.

During the year ended December 31, 2015, the equity securities representing Enova common stock, both those included in Director Deferred Shares and investment in equity securities in the table above, were transferred to Level 1 from Level 2 as a result of the registration of these shares with the SEC in September 2015. Prior to September 2015, the Enova common shares were classified as Level 2, as they were not-yet-registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares. During the years ended December 31, 2015 and 2014, there were no other transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2015 and 2014 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,153	$23,153	$23,153	$—	$—
Pawn loans	248,713	248,713	—	—	248,713
Short-term loans, net	27,376	27,376	—	—	27,376
Installment loans, net	3,915	3,915	—	—	3,915
Pawn loan fees and service charges receivable	52,798	52,798	—	—	52,798
Total	$355,955	$355,955	$23,153	$—	$332,802
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,986	$1,986	$—	$—	$1,986
Line of credit	27,108	28,154	—	28,154	—
Senior unsecured notes	184,450	185,603	—	185,603	—
Total	$213,544	$215,743	$—	$213,757	$1,986

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$53,042	$53,042	$53,042	$—	$—
Pawn loans	252,168	252,168	—	—	252,168
Short-term loans, net	40,218	40,218	—	—	40,218
Installment loans, net	4,635	4,635	—	—	4,635
Pawn loan fees and service charges receivable	53,648	53,648	—	—	53,648
Total	$403,711	$403,711	$53,042	—	$350,669
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,060	$1,060	$—	$—	$1,060
Senior unsecured notes	196,470	203,346	—	203,346	—
Total	$197,530	$204,406	$—	$203,346	$1,060

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value approximated the fair value.

Pawn loan fees and service charges revenue includes interest, service charges and extension fees and are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, as permitted by applicable laws. Other fees, such as origination fees, storage fees and lost ticket fees are generally a fixed amount per pawn loan. Pawn loan fees and service charges revenue and the related pawn loan fees and service charges receivable are accrued ratably over the term of the loan for the portion of those pawn loans estimated to be collectible. The Company uses historical performance data to determine collectability of pawn loan fees and service charges receivable. Additionally, pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Therefore, the carrying value approximates the fair value.

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of December 31, 2015, the Company’s 2018 Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to similar senior unsecured notes.

The Company’s cost-method investment in a non-publicly traded entity amounted to $3.5 million and $2.4 million at December 31, 2015 and 2014, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets. The Company has not estimated the fair value of this investment because its fair value is not readily determinable. Under the cost method, the investment is carried at initial value, is adjusted for cash contributions and distributions, and is subject to evaluation for impairment. When circumstances indicate there may have been a reduction in the value of an investment in an unconsolidated entity, the Company evaluates whether the loss in value is other than temporary. If the loss is other than temporary, the Company recognizes an impairment charge to reflect the cost-method investment at fair value. No impairment indicators for this investment were noted as of December 31, 2015.

19. Reorganization

In the third quarter of 2014, the Company initiated a reorganization to better align the corporate and operating cost structure with its remaining storefront operations after the Enova Spin-off (the “Reorganization”). The Reorganization continued through the first quarter of 2015. In connection with the Reorganization, the Company recognized aggregate expenses of $8.4 million for severance and other employee-related costs, of which $0.9 million and $7.5 million was recognized as expense during 2015 and 2014, respectively, and is included in “Operations and administration” in the consolidated statements of income. As of December 31, 2015, the Company had made payments of approximately $8.2 million for the Reorganization and had accrued approximately $0.2 million for future payments. Accrued amounts for the Reorganization are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters when the Company’s typical business cycle causes revenue levels to be seasonally highest. The first quarter benefits from high average loan balances at the beginning of the period, followed by higher loan redemptions. The first quarter also benefits from high merchandise sales, primarily due to customers using federal tax refund proceeds to purchase merchandise in the first quarter. The fourth quarter routinely benefits from the highest levels of pawn loan and consumer loan balances and merchandise sales during the holiday season. The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015 (a)
Total revenue	$271,762	$236,464	$241,190	$280,075
Cost of revenue	124,671	102,473	106,230	128,973
Net revenue	147,091	133,991	134,960	151,102
Net income attributable to Cash America International, Inc.	7,845	2,071	5,038	12,612
Diluted net income per share	$0.27	$0.08	$0.19	$0.49
Diluted weighted average common shares	28,780	27,508	26,773	25,865
2014 (a)
Total revenue	$284,635	$253,608	$267,010	$289,443
Cost of revenue	132,162	112,359	122,907	137,718
Net revenue	152,473	141,249	144,103	151,725
Net income (loss) from continuing operations	3,237	(11,746)	(9,370)	7,492
Net income from discontinued operations	42,500	32,717	19,286	14,522
Net income attributable to Cash America International, Inc.	45,737	20,971	9,916	22,014
Diluted net income (loss) per share - continuing operations (b)	$0.11	$(0.41)	$(0.32)	$0.26
Diluted net income per share - discontinued operations	$1.44	$1.12	$0.66	$0.50
Diluted net income per share	$1.55	$0.72	$0.34	$0.75
Diluted weighted average common shares	29,500	29,256	29,312	29,284

(a)
The sum of the quarterly per share amounts may not sum to each full year amount presented in the Company’s financial statements because these calculations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period. For information about the Company’s calculation of diluted weighted average common shares, see Note 1.

(b)	Since a net loss exists for the second and third quarters of 2014, all potentially dilutive securities are anti-dilutive and are therefore excluded from the per-share calculations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ T. BRENT STUART	/s/ THOMAS A. BESSANT, JR.
T. Brent Stuart	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 25, 2016	February 25, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company plans to file its Proxy Statement within 120 days after December 31, 2015. Information required by this Item 10 with respect to Directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement, and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information concerning executive officers is contained in this report under “Item 1. Business—Executive Officers of the Registrant.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including all of its executive officers), and employees. This Code of Business Conduct and Ethics is publicly available on the Company’s website at www.cashamerica.com in the Investor Relations section under “Corporate Governance Documents.” Amendments to the Code of Business Conduct and Ethics and any grant of a waiver from a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website. These materials may also be requested in print and without charge by writing to the Company’s Secretary at Cash America International, Inc., 1600 West 7th Street, Fort Worth, Texas 76102.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information, as of December 31, 2015, with respect to shares of common stock of the Company that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:	1,182,560	(a)(b)	—	2,677,126	(c)
Equity compensation plans not approved by shareholders:	—		—	—
Total	1,182,560		—	2,677,126

(a)
Includes 82,364 unvested or deferred vested RSUs under the Cash America International, Inc. 1994 Long-Term Incentive Plan (the “1994 LTIP”), 406,243 unvested or deferred vested RSUs under the Cash America International, Inc. First Amended and Restated 2004 Long Term Incentive Plan, as amended (the “2004 LTIP”) and 662,087 unvested or deferred vested RSUs under the Cash America International, Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”). Also includes 20,601 and 11,265 shares of common stock of the Company that may become deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of common stock of the Company that are issuable under the 1994 LTIP and the 2004 LTIP, respectively (the “Director Deferred Shares”).

(b)
Includes the maximum number of RSUs that may be issuable under performance-based RSUs granted in 2014 if the Company achieves certain specified levels of improvement in earnings per share over a three-year period. Does not include any performance-based RSUs that were granted in 2013 that vested on January 1, 2016, subject to certification of the performance requirements, because the threshold level of performance required for vesting was not achieved. No performance-based RSUs were granted in 2015.

(c)
Represents shares of common stock available for issuance under the 2014 LTIP, which is the only long-term incentive plan under which the Company can grant equity awards, pursuant to incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, RSUs and other share-based or share-related awards selected by the Company’s Management Development and Compensation Committee or in connection with Director Deferred Shares.

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

Information contained under the caption “Proposal 3—Audit and Non-Audit Fees” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements and accompanying notes are filed in Item 8 of Part II of this report:

Financial Statement Schedule:

Refer to Schedule II—Valuation and Qualifying Accounts following the Signatures.

Exhibits:

Refer to the Exhibit Index following the Signatures for a list of exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

February 25, 2016	By:	/s/ T. BRENT STUART
T. Brent Stuart
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. FEEHAN	Executive Chairman	February 25, 2016
Daniel R. Feehan	of the Board of Directors

/s/ T. BRENT STUART	President and	February 25, 2016
T. Brent Stuart	Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 25, 2016
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	February 25, 2016
Daniel E. Berce

/s/ JACK R. DAUGHERTY	Director	February 25, 2016
Jack R. Daugherty

/s/ JAMES H. GRAVES	Director
James H. Graves		February 25, 2016

/s/ B. D. HUNTER	Director
B. D. Hunter		February 25, 2016

/s/ TIMOTHY J. MCKIBBEN	Director
Timothy J. McKibben		February 25, 2016

/s/ ALFRED M. MICALLEF	Director
Alfred M. Micallef		February 25, 2016

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2015
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Allowance for valuation of merchandise held for disposition
Year Ended:
December 31, 2015	$2,400	$400	$—	$2,800
December 31, 2014	$949	$1,451	$—	$2,400
December 31, 2013	$851	$98	$—	$949

Tax valuation allowance
Year Ended:
December 31, 2015	$—	$1,142	$—	$1,142
December 31, 2014	$13,824	$859	$(14,683)	$—
December 31, 2013	$21,846	$1,773	$(9,795)	$13,824

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement dated November 12, 2014 by and among Cash America International, Inc. (the “Company”) and Enova International, Inc. (“Enova”)	8-K	001-09733	2.1	11/18/2014
2.2	Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	8-K	001-09733	2.1	6/24/2013
2.3	First Amendment dated July 25, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.1	10/28/2013
2.4	Second Amendment dated August 8, 2013 to that certain Asset Purchase Agreement dated June 20, 2013 by and among Cash America Pawn L.P. and TDP Superstores Corp.	10-Q	001-09733	2.2	10/28/2013
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/1986
3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/1986
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/1986
3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/8/1987
3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	3/29/1993
3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in the Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/1994
3.7	Third Amended and Restated Bylaws of the Company effective March 31, 2015	8-K	001-09733	3.1	4/6/2015
4.1	Form of Stock Certificate	10-K	001-09733	4.1	3/29/1993
4.2	Indenture dated May 15, 2013 between the Company, the domestic subsidiaries of the Company as guarantors, and Wells Fargo Bank, National Association, as trustee	8-K	001-09733	4.1	5/15/2013
4.3	First Amendment to Indenture dated November 8, 2013 between the Company and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.4	11/12/2013
4.4	First Supplemental Indenture dated as of November 8, 2013 between the Company, Creazione Estilo, S.A. de C.V. as guarantor, and Wells Fargo Bank, National Association, as trustee	S-4	333-192279	4.5	11/12/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.5	Second Supplemental Indenture dated as of September 29, 2014 between the Company, NC Financial Solutions of Louisiana, LLC, NC Financial Solutions of Montana, LLC, and NC Financial Solutions of Rhode Island, LLC, each as guarantor, and Wells Fargo Bank, National Association, as trustee	10-Q	001-09733	4.1	10/29/2014
4.6	Third Supplemental Indenture dated as of February 26, 2015 by and among the Company, CSH Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee	10-Q	001-09733	4.1	5/1/2015
4.7	Agreement of Resignation, Appointment and Acceptance dated March 11, 2015 by and among the Company, Wells Fargo Bank, National Association, as resigning trustee, and Wilmington Savings Fund Society, FSB, as successor trustee for Indenture dated May 15, 2013	10-Q	001-09733	4.2	5/1/2015
10.1	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/2011
10.2	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/2012
10.3	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/2011
10.4	Third Amendment to Credit Agreement dated as of May 10, 2013 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	7/26/2013
10.5	Fourth Amendment to Credit Agreement dated as of May 12, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.2	5/15/2014
10.6	Fifth Amendment to Credit Agreement dated as of June 13, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.4	7/29/2014
10.7	Sixth Amendment to Credit Agreement dated as of December 23, 2014 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	12/30/2014
10.8	Seventh Amendment to Credit Agreement dated as of October 6, 2015 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-Q	001-09733	10.2	10/29/2015
10.9	Omnibus Waiver, Consent and Amendment Agreement for Certain Private Placement Notes dated as of May 9, 2014, among the Company, the domestic subsidiaries of the Company, as guarantors and the lenders named therein	8-K	001-09733	10.1	5/15/2014
10.10	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/2011

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	First Amendment to Standby Letter of Credit Agreement dated as of May 10, 2013 among the Company and Wells Fargo Bank, National Association	10-Q	001-09733	10.3	7/26/2013
10.12	Employment Agreement dated April 3, 2015 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	4/6/2015
10.13	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company and its Executive Officers *	8-K	001-09733	10.1	1/31/2012
10.14	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	3/29/1995
10.15	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/2009
10.16	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/2011
10.17	Second Amendment to the LTIP dated May 24, 2012 (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/2012
10.18	Cash America International, Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”) *	DEF 14A	001-09733	Appendix A	4/11/2014
10.19	Form of 2015 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2014 LTIP *	8-K	001-09733	10.1	2/3/2015
10.20	Form of 2015 Long-Term Incentive Plan for Directors under the 2014 LTIP *	10-Q	001-09733	10.1	7/30/2015
10.21	2015 Restricted Stock Unit Award Agreement for Daniel R. Feehan under the 2014 LTIP dated May 6, 2015 *	10-Q	001-09733	10.2	7/30/2015
10.22	Form of 2014 Long-Term Incentive Plan - December 2014 Restricted Stock Unit Award Agreement for Executive Officers under the 2014 LTIP dated December 18, 2014 *	8-K	001-09733	10.1	12/22/2014
10.23	Form of 2014 Long-Term Incentive Plan for Directors under the 2014 LTIP *	8-K	001-09733	10.1	5/29/2014
10.24	2014 Long-Term Incentive Plan Award Agreement for One-Time Grant of Restricted Stock Units to Chief Information Officer under the 2004 LTIP dated April 18, 2014 *	10-Q	001-09733	10.8	7/29/2014
10.25	Form of 2014 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	5/2/2014

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-Q	001-09733	10.1	4/26/2013
10.27	Form of 2013 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/26/2013
10.28	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *	10-K	001-09733	10.31	3/13/2015
10.29	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/27/2012
10.30	Form of 2011 Restricted Stock Unit Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/2011
10.31	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/2009
10.32	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan dated June 28, 2012*	10-Q	001-09733	10.5	7/27/2012
10.33	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.3	2/27/2009
10.34	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/2011
10.35	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan dated June 28, 2012*	10-Q	001-09733	10.4	7/27/2012
10.36	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan dated May 24, 2012 and effective January 1, 2012*	DEF 14A	001-09733	Annex A	4/13/2012
10.37	Summary of 2015 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Senior Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	10-Q	001-09733	10.1	5/1/2015
10.38	Summary of 2014 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers *	10-Q	001-09733	10.10	5/2/2014
10.39	Cash America International, Inc. Severance Pay Plan For Executives dated September 29, 2015 *	10-Q	001-09733	10.1	10/29/2015

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.40	Cash America International, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2015 *	10-K	001-09733	10.46	3/13/2015
10.41	Letter Agreement between Victor L. Pepe and the Company dated April 7, 2014 *	10-K	001-09733	10.47	3/13/2015
10.42	Tax Matters Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.1	11/18/2014
10.43	Transition Services Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.2	11/18/2014
10.44	Amendment to Transition Services Agreement dated November 5, 2015 by and between the Company and Enova					X
10.45	Stockholder’s and Registration Rights Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.3	11/18/2014
10.46	Software Lease and Maintenance Agreement dated November 12, 2014 by and between the Company and Enova	8-K	001-09733	10.4	11/18/2014
12.1	Computation of Ratio of Earnings to Fixed Charges					X
16.1	Letter to Securities and Exchange Commission from PricewaterhouseCoopers LLP dated June 16, 2015	8-K	001-09733	16.1	6/16/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Grant Thornton LLP					X
23.2	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Press Release dated January 19, 2015 announcing a stock repurchase program	8-K	001-09733	99.2	1/29/2015
99.2	Press Release dated October 29, 2015 announcing a stock repurchase program	8-K	001-09733	99.1	10/29/2015
99.3	Press Release dated January 29, 2015 announcing a dividend increase	8-K	001-09733	99.3	1/29/2015
99.4	Cash America International, Inc. consolidated balance sheets as of December 31, 2014 and 2013	8-K/A	001-09733	99.1	3/13/2015
99.5	Cash America International, Inc. consolidated balance sheets as of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014	8-K/A	001-09733	99.2	3/13/2015

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.6	Cash America International, Inc. consolidated statements of income for the three months ended March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014 and for the year ended December 31, 2014	8-K	001-09733	99.3	2/4/2015
99.7	Cash America International, Inc. non-GAAP adjusted net income (loss) and net income (loss) per diluted share from continuing operations for the three months ended March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014 and for the year ended December 31, 2014 and Cash America International, Inc. non-GAAP adjusted earnings before interest, taxes, depreciation and amortization for the three months ended March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014 and for the year ended December 31, 2014	8-K	001-09733	99.4	2/4/2015
101.INS(2)	XBRL Instance Document					X(3)
101.SCH(2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(2)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity as of December 31, 2015, December 31, 2014 and December 31, 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

(3)	Submitted electronically herewith.