Form 10-Q
period 2016-03-31
CASH AMERICA INTERNATIONAL INC
filed 2016-05-03
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
24,004,086 of the Registrants’ common shares, $.10 par value per share, were outstanding as of May 2, 2016.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “intends,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•
risks related to the pending merger with First Cash Financial Services, Inc. (“FCFS”), including the risk that the merger may not be completed (because it is subject to certain approvals by the shareholders of the Company and FCFS, regulatory approvals and certain other closing conditions that must be met in order for the merger to be completed), risks that the benefits of the business combination may not be achieved, and other risks related to the business and operations and to the Company’s stock price, among others;

•
risks related to the regulation of the Company, such as the failure to comply with existing, the adoption of new, or adverse changes in the interpretation or enforcement of laws, rules, regulations and guidance, the regulatory and examination authority of the Consumer Financial Protection Bureau (“CFPB”), and the effect of and compliance with enforcement actions, rules, orders and agreements issued by applicable regulators;

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	March 31,		December 31,
	2016	2015	2015
Assets
Current assets:
Cash and cash equivalents	$48,321	$120,058	$23,153
Pawn loans	210,724	210,060	248,713
Merchandise held for disposition, net	223,660	196,024	241,549
Pawn loan fees and service charges receivable	44,942	43,784	52,798
Consumer loans, net	23,986	31,897	31,291
Income taxes receivable	—	2,990	—
Prepaid expenses and other assets	21,828	25,589	22,642
Investment in equity securities	40,368	116,261	42,613
Total current assets	613,829	746,663	662,759
Property and equipment, net	164,245	191,749	171,598
Goodwill	488,022	487,569	488,022
Intangible assets, net	38,000	44,194	39,536
Other assets	6,719	5,815	6,823
Total assets	$1,310,815	$1,475,990	$1,368,738
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$60,554	$63,214	$74,586
Customer deposits	21,555	19,828	18,864
Income taxes currently payable	3,524	—	3,063
Total current liabilities	85,633	83,042	96,513
Deferred tax liabilities	66,631	93,832	64,372
Other liabilities	653	927	723
Long-term debt	179,173	192,838	208,971
Total liabilities	$332,090	$370,639	$370,579
Equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	82,620	84,650	86,557
Retained earnings	1,061,221	1,036,794	1,052,567
Accumulated other comprehensive income	13,492	62,099	14,842
Treasury shares, at cost (6,080,997 shares, 2,525,192 shares and 5,362,684 shares as of March 31, 2016 and 2015, and as of December 31, 2015, respectively)	(181,632)	(81,216)	(158,831)
Total equity	978,725	1,105,351	998,159
Total liabilities and equity	$1,310,815	$1,475,990	$1,368,738

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Pawn loan fees and service charges	$79,685	$77,313
Proceeds from disposition of merchandise	178,297	172,213
Consumer loan fees	18,107	20,319
Other	1,116	1,917
Total Revenue	277,205	271,762
Cost of Revenue
Disposed merchandise	129,218	119,884
Consumer loan loss provision	3,943	4,787
Total Cost of Revenue	133,161	124,671
Net Revenue	144,044	147,091
Expenses
Operations and administration	110,791	116,338
Depreciation and amortization	13,505	14,519
Total Expenses	124,296	130,857
Income from Operations	19,748	16,234
Interest expense	(3,919)	(3,644)
Interest income	20	2
Foreign currency transaction gain	—	39
Loss on early extinguishment of debt	(11)	—
Gain on disposition of equity securities	117	126
Income before Income Taxes	15,955	12,757
Provision for income taxes	5,322	4,912
Net Income	$10,633	$7,845
Earnings Per Share:
Net Income:
Basic	$0.43	$0.27
Diluted	$0.42	$0.27
Weighted average common shares outstanding:
Basic	24,811	28,692
Diluted	25,121	28,780
Dividends declared per common share	$0.080	$0.050

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$10,633	$7,845
Other comprehensive loss, net of tax:
Change in fair value of marketable equity securities before reclassification (a)	(1,275)	(9,779)
Gains on disposition of equity securities reclassified from accumulated other comprehensive income (b)	(75)	(81)
Total other comprehensive loss, net of tax	$(1,350)	$(9,860)
Comprehensive income (loss)	$9,283	$(2,015)

(a)	Net of tax benefit of $702 and $5,386 for the three months ended March 31, 2016 and 2015, respectively.

(b)
Includes a $117 and $126 gain on available-for-securities that was reclassified to “Gain on disposition of equity securities” in the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the tax impact of this reclassification was $42 and $45, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2015	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202
Shares issued under stock-based plans			(3,424)			75,573	3,132	(292)
Stock-based compensation expense			1,598					1,598
Income tax benefit from stock-based compensation			88					88
Net income				7,845				7,845
Dividends paid				(1,438)				(1,438)
Marketable equity securities loss, net of tax					(9,860)			(9,860)
Purchases of treasury shares						(1,172,270)	(25,792)	(25,792)
Balance as of March 31, 2015	30,235,164	$3,024	$84,650	$1,036,794	$62,099	(2,525,192)	$(81,216)	$1,105,351
Balance as of January 1, 2016	30,235,164	$3,024	$86,557	$1,052,567	$14,842	(5,362,684)	$(158,831)	$998,159
Shares issued under stock-based plans			(5,710)			183,467	5,437	(273)
Stock-based compensation expense			1,773					1,773
Net income				10,633				10,633
Dividends paid				(1,979)				(1,979)
Marketable equity securities loss, net of tax					(1,350)			(1,350)
Purchases of treasury shares						(901,780)	(28,238)	(28,238)
Balance as of March 31, 2016	30,235,164	$3,024	$82,620	$1,061,221	$13,492	(6,080,997)	$(181,632)	$978,725

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$10,633	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	13,505	14,519
Amortization of debt discount and issuance costs	495	488
Consumer loan loss provision	3,943	4,787
Stock-based compensation	1,773	1,598
Deferred income taxes, net	3,003	(989)
Non-cash loss on early extinguishment of debt	41	—
Non-cash gain on disposition of equity securities	(117)	(126)
Other	2,355	1,842
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	10,547	6,235
Pawn loan fees and service charges receivable	7,856	9,864
Finance and service charges on consumer loans	(127)	181
Prepaid expenses and other assets	1,769	(4,522)
Accounts payable and accrued expenses	(13,426)	(10,430)
Current and noncurrent income taxes	461	5,979
Other operating assets and liabilities	2,691	2,543
Net cash provided by operating activities	45,402	39,814
Cash Flows from Investing Activities
Pawn loans made	(177,925)	(167,709)
Pawn loans repaid	128,777	130,409
Principal recovered through dispositions of forfeited pawn loans	92,128	87,878
Consumer loans made or purchased	(96,321)	(136,803)
Consumer loans repaid	98,174	144,422
Purchases of property and equipment	(4,617)	(3,580)
Other investing activities	(125)	(185)
Net cash provided by investing activities	40,091	54,432
Cash Flows from Financing Activities
Net payments under bank lines of credit	(27,108)	—
Repurchases of notes payable	(3,000)	—
Treasury shares purchased	(28,238)	(25,792)
Dividends paid	(1,979)	(1,438)
Net cash used in financing activities	(60,325)	(27,230)
Net increase in cash and cash equivalents	25,168	67,016
Cash and cash equivalents at beginning of year	23,153	53,042
Cash and cash equivalents at end of period	$48,321	$120,058
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$86,575	$78,761
Pawn loans renewed	$50,428	$54,467

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

The financial statements presented as of March 31, 2016 and 2015 and for the three-month periods ended March 31, 2016 and 2015 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The consolidated balance sheet data as of December 31, 2015 included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Another component of the Company’s business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans offered by the Company are either written by the Company or by a third-party lender through the Company’s credit services organization or credit access business programs (“CSO programs”) and include short-term loans (commonly referred to as payday loans) and installment loans. Revenue from consumer loan fees includes interest income, finance charges and fees for services provided through the CSO programs (“CSO fees”). For more information on the Company’s CSO programs, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—the Company’s Business—Consumer Loan Activities.”

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party.

The Company has one reportable operating segment, and therefore all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As part of the goodwill assessment, the Company also considers the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2015, the market value of the Company’s equity was observed to be lower than the carrying value of equity. The Company’s common stock price increased from June 30, 2015 to March 31, 2016, thereby reducing the difference between the market value of the Company’s equity and the carrying value of equity. Management continues to acknowledge the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions, or if there are any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. There were no changes in the factors described above between the June 30, 2015 assessment and March 31, 2016 that would significantly impact the fair value of the Company and indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted.

Effective January 1, 2016, the Company elected to early adopt ASU 2016-09. The Company prospectively applied the guidance dictating that excess tax benefits be recognized on the income statement. For the three months ended March 31, 2016, the Company recognized an excess income tax benefit of $0.6 million that reduced the income tax provision and increased net income on the consolidated statement of income. The Company retrospectively applied the guidance dictating the presentation of excess tax benefits as an operating cash flow and included the $0.6 million excess income tax benefit as part of “Current and noncurrent income taxes” presented as an operating activity on the consolidated statement of cash flows for the three months ended March 31, 2016. For the three months ended March 31, 2015, the $0.1 million excess tax benefit presented as offsetting operating and financing activities in the consolidated cash flow statements within the quarterly report filed on Form 10-Q for the three months ended March 31, 2015 was eliminated from the presentation due to the adoption of this guidance. In addition, the Company retrospectively applied the guidance dictating that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity, and, consistent with prior

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

period presentation, these amounts were included as part of “Treasury shares purchased” presented as a financing activity on the consolidated statement of cash flows for the three months ended March 31, 2016 and 2015. Finally, the Company elected to account for forfeitures when they occur.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. ASU 2015-17 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company early adopted ASU 2015-17 on January 1, 2016 and retrospectively applied ASU 2015-17 for all periods presented. The impact of this change in accounting principle on amounts previously reported on the consolidated balance sheet as of March 31, 2015 was a reclassification of $22.9 million previously reported as “Current deferred tax liabilities” in the current liabilities section of the consolidated balance sheet to “Deferred tax liabilities” in the noncurrent liabilities section of the consolidated balance sheet. As of December 31, 2015, the impact of this change in accounting principle resulted in a reclassification of $7.7 million previously reported as “Current deferred tax assets” in the current assets section of the consolidated balance sheet to “Deferred tax liabilities” in the noncurrent liabilities section of the consolidated balance sheet.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In addition, since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs specifically related to line-of-credit arrangements, the FASB also issued ASU 2015-15, Interest-Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), in August 2015. ASU 2015-15 states that, for line-of-credit arrangements, entities can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. ASU 2015-03 and ASU 2015-15 apply to all business entities and are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.

On January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15. As a result, unamortized debt issuance costs related to the Company’s $300.0 million in aggregate principal amount of 5.75% senior notes due 2018 (the “2018 Senior Notes”) of $2.3 million, $3.6 million and $2.6 million as of March 31, 2016 and 2015 and December 31, 2015, respectively, were reclassified from “Other assets” to a reduction of “Long-term debt” on the Company’s consolidated balance sheets. Unamortized debt issuance costs related to the Company’s $280.0 million line of credit due 2018 (the “Line of Credit”) of $1.2 million, $1.5 million and $1.4 million as of March 31, 2016 and 2015 and December 31, 2015, respectively, remain in “Other assets” on the Company’s consolidated balance sheets. Adoption of ASU 2015-03 and ASU 2015-15 did not impact the results of operations, retained earnings or cash flows in the current or previous reporting periods.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which defines specific criteria that entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The result of the assessment will direct the entity to apply either software licensing or service contract guidance to record the related fees. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and can be prospectively or retrospectively applied. The Company prospectively adopted ASU 2015-02 on January 1, 2016, and the adoption did not have a material effect on its financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Entities are permitted to apply ASU 2015-02 either retrospectively or through a modified retrospective approach. The Company retrospectively adopted ASU 2015-02 on January 1, 2016, and the adoption did not have a material effect on its financial position or results of operations.

Accounting Standards to be Adopted in Future Periods

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transaction to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, the investor must adjust the investment, results of operations and retained earnings retrospectively as if the equity method had been in effect during all previous periods in which the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-07 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 by one year. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. For public business entities, ASU 2014-09 and ASU 2016-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted at, but not before, the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09 and ASU 2016-08 either retrospectively or through an alternative transition model. The Company is still assessing the potential impact of ASU 2014-09 and ASU 2016-08 on its consolidated financial statements.

2. Credit Quality Information on Pawn Loans

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

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of “Pawn loans” in the consolidated balance sheets includes delinquent loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. As of March 31, 2016 and 2015 and December 31, 2015, the Company had current pawn loans outstanding of $203.2 million, $202.9 million and $241.6 million, respectively, and delinquent pawn loans outstanding of $7.5 million, $7.2 million and $7.1 million, respectively.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of March 31, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	As of	As of	As of
	March 31, 2016	March 31, 2015	December 31, 2015
Short-term loans
Current loans	$20,798	$26,775	$26,304
Delinquent loans	2,055	3,533	2,723
Total consumer loans, gross	22,853	30,308	29,027
Less: Allowance for losses	(1,164)	(2,034)	(1,651)
Consumer loans, net	$21,689	$28,274	$27,376

Installment loans
Current loans	$1,519	$2,664	$2,027
Delinquent loans	1,865	2,150	3,133
Total consumer loans, gross	3,384	4,814	5,160
Less: Allowance for losses	(1,087)	(1,191)	(1,245)
Consumer loans, net	$2,297	$3,623	$3,915

Total consumer loans
Current loans	$22,317	$29,439	$28,331
Delinquent loans	3,920	5,683	5,856
Total consumer loans, gross	26,237	35,122	34,187
Less: Allowance for losses	(2,251)	(3,225)	(2,896)
Consumer loans, net	$23,986	$31,897	$31,291

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for Company-owned consumer loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned consumer loans through the CSO programs for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Short-term loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,651	$2,736
Consumer loan loss provision	2,371	3,306
Charge-offs	(3,569)	(5,715)
Recoveries	711	1,707
Balance at end of period	$1,164	$2,034
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$30	$402
Consumer loan loss provision	(4)	(187)
Balance at end of period	$26	$215

Installment loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,245	$1,426
Consumer loan loss provision	3,038	1,300
Charge-offs	(3,560)	(1,907)
Recoveries	364	372
Balance at end of period	$1,087	$1,191
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,956	$658
Consumer loan loss provision	(1,462)	368
Balance at end of period	$494	$1,026

Total consumer loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,896	$4,162
Consumer loan loss provision	5,409	4,606
Charge-offs	(7,129)	(7,622)
Recoveries	1,075	2,079
Balance at end of period	$2,251	$3,225
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$1,986	$1,060
Consumer loan loss provision	(1,466)	181
Balance at end of period	$520	$1,241

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

Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 26 months. As of March 31, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company, excluding unearned CSO fees, was $7.7 million, $8.7 million and $11.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $0.5 million, $1.2 million and $2.0 million, as of March 31, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

4. Investment in Enova

Upon completion of the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders in November 2014 (the “Enova Spin-off”), the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans (the “LTIPs”) as described below) no later than November 13, 2016, which is two years after the date of the Enova Spin-off. At the time of the private letter ruling, Company management believed that the Company’s shares of Enova common stock would be registered with the Securities and Exchange Commission (“SEC”) on approximately the same date as the Enova Spin-off in order to efficiently dispose of the shares in open market dispositions over a two-year period. Due to unanticipated delays in the registration process, the Company’s shares of Enova common stock were not registered until September 15, 2015. Shortly after the shares were registered, the Company filed a supplemental request with the Internal Revenue Service requesting an extension of the original two-year period to dispose of its retained shares of Enova common stock. In March 2016, the Internal Revenue Service granted the request and extended the date by which the Company was required to dispose of its shares of Enova common stock to September 15, 2017.

All of the retained shares of Enova common stock (including shares retained for delivery under the Company’s LTIPs as described below) are classified as “available-for-sale securities” in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The Company does not account for its investment in Enova common stock under the equity method for the following reasons. The Company does not have the ability to significantly influence the strategy or the operating or financial policies of Enova. The Company does not share employees or management with Enova and does not participate in any policy-making process of Enova. The Company does not have the right to vote on matters put before Enova stockholders because it has granted Enova a proxy to vote its shares in the same proportion as the other stockholders of Enova on all such matters. In addition, the Company has agreed to divest its ownership in Enova prior to September 15, 2017, as discussed above. While Daniel R. Feehan, the Company’s Executive Chairman of the Board, serves as one of nine members of Enova’s Board of Directors, he does not serve on any committees of Enova’s Board of Directors, and the Company is not able to influence his future election to Enova’s Board of Directors because it does not have voting power with respect to the shares of Enova that it owns. The Company also does not have any material business relationships with Enova.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Such RSU awards and Director Deferred Shares will be payable by the Company in both shares of Company common stock and Enova common stock, subject to the terms of the LTIPs and/or the applicable award agreements. The delivery of the Enova shares of common stock occurs periodically based on the vesting or deferral terms that are applicable to the RSU awards or Director Deferred Shares. In the event the award does not vest and shares are forfeited or if shares are withheld to pay taxes for vested awards, the Enova shares will be retained by the Company and sold.

As of March 31, 2016, the Company owned 6,426,468 shares and had allocated 427,333 of these retained shares for delivery under the LTIPs (as described above), resulting in the Company’s implied residual ownership in Enova equal to approximately 18 percent of the outstanding Enova common stock as of March 31, 2016. See table below for additional information.

As of March 31, 2016, the Company’s cost basis in its investment in Enova common stock was approximately $19.5 million, and an unrealized gain of approximately $20.9 million was included in “Accumulated other comprehensive income.” For both the three months ended March 31, 2016 and 2015, the Company recognized a gain of approximately $0.1 million for the disposition of Enova common stock as a result of the distribution of shares for payment of RSU awards, as well as the sale of shares that were withheld to pay taxes for issued awards. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets, and the unrealized gain on the Company’s investment in Enova common stock comprises the entire balance of “Accumulated other comprehensive income” as of March 31, 2016 and 2015 and December 31, 2015. Activity during the three months ended March 31, 2016 for the Enova shares retained by the Company is shown below (shares in ones):

	Enova Shares Attributed to the Company (a)	Potential Enova Shares to be Delivered Under the LTIPs (b)	Total Enova Shares Held by the Company
Enova shares at December 31, 2015	5,964,106	511,505	6,475,611
Forfeitures (c)	35,029	(35,029)	—
Shares delivered under the LTIPs	—	(31,833)	(31,833)
Shares withheld for taxes and sold		(17,310)	(17,310)
Shares held as of March 31, 2016	5,999,135	427,333	6,426,468
Approximate % ownership of Enova as of March 31, 2016	18.1%	1.3%	19.4%

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Long-term Debt

The Company’s long-term debt instruments and balance outstanding as of March 31, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	Balance as of
	March 31,		December 31,
	2016	2015	2015
Line of credit due 2018	$—	$—	$27,108
5.75% senior unsecured notes due 2018:
5.75% senior unsecured notes due 2018, outstanding principal	181,450	196,470	184,450
Unamortized debt issuance costs	(2,277)	(3,632)	(2,587)
5.75% senior unsecured notes due 2018, net of debt issuance costs	179,173	192,838	181,863
Total long-term debt	$179,173	$192,838	$208,971

Line of Credit

The Company has a credit agreement with a syndicate of financial institutions as lenders that was entered into on March 30, 2011 and later amended (the “Credit Agreement”). The Credit Agreement, as amended, provides for a line of credit in an aggregate principal amount of up to $280.0 million permitting revolving credit loans (“Line of Credit”). The Credit Agreement is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. The Credit Agreement contains an accordion feature whereby the Line of Credit may be increased up to an additional $100.0 million with the consent of any increasing lenders.

Interest on the Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Line of Credit ranging from 0.25% to 0.50% (0.38% as of March 31, 2016) based on the Company’s cash flow leverage ratios.

The Company had no borrowings outstanding under the Line of Credit as of March 31, 2016 and 2015. The Company had $27.1 million borrowings outstanding under the Line of Credit as of December 31, 2015, which consisted of two pricing tranches with maturity dates ranging from five to eight days. The weighted average interest rate (including margin) on the Line of Credit was 3.48% as of December 31, 2015. The Company may routinely refinance its borrowings pursuant to the terms of its Line of Credit. Therefore, these borrowings are considered part of the applicable line of credit and as long-term debt.

Letter of Credit Facility

When the Company entered into the Credit Agreement, it also entered into a Standby Letter of Credit Agreement (the “LC Agreement”) for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”) that is guaranteed by the Company’s domestic subsidiaries and matures on March 31, 2018. In the event that an amount is paid by the issuing bank under a standby letter of credit, it will be due and payable by the Company on demand, and amounts due by the Company under the LC Agreement will bear interest annually at a rate that is the lesser of (a) 2% above the prime rate for Wells Fargo Bank, National Association or (b) the maximum rate of interest permissible under applicable laws. The LC Agreement also requires the Company to pay quarterly fees equal to the applicable margin set forth in the LC Agreement on the undrawn amount of the credit outstanding. The Company had standby letters of credit of $6.0 million issued under its Letter of Credit Facility as of March 31, 2016.

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

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of March 31, 2016, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of March 31, 2016, all of the Guarantors were 100% owned by the Company. The Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

The 2018 Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at 100% of the aggregate principal amount of 2018 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the 2018 Senior Notes Indenture, the holders of 2018 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2018 Senior Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, as of the date of repurchase.

Debt Agreement Compliance

The debt agreements for the Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of March 31, 2016, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.

On June 26, 2015, the Trustee under the 2018 Senior Notes Indenture, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. Discovery in this lawsuit has been completed, and the parties have filed cross-motions for summary judgment that have not yet been ruled on by the court. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. One of the Company’s primary sources of liquidity is the Line of Credit, which had $280.0 million in availability and was undrawn as of March 31, 2016. As of March 31, 2016, the Company had $181.5 million in aggregate principal amount of 2018 Senior Notes outstanding, excluding unamortized debt issuance costs, and a make-whole premium on such principal balance as of March 31, 2016 would have been approximately $17.3 million.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

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
The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share calculations for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$10,633	$7,845
Denominator:
Total weighted average basic shares (a)	24,811	28,692
Shares applicable to stock-based compensation (b)	310	88
Total weighted average diluted shares (c)	25,121	28,780
Net Income - basic	$0.43	$0.27
Net Income - diluted	$0.42	$0.27

(a)	Includes vested and deferred RSUs of 292 and 306 for the three months ended March 31, 2016 and 2015, respectively.

(b)	Includes shares related to unvested RSU awards.

(c)	Excludes 144 and 53 anti-dilutive shares for the three months ended March 31, 2016 and 2015, respectively.

7. Fair Value Measurements

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2016 and 2015 and December 31, 2015 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$11,716	$11,716	$—	$—
Investment in equity securities	40,368	40,368	—	—
Total	$52,084	$52,084	$—	$—
	March 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$13,083	$12,571	$512	$—
Investment in equity securities	116,261	—	116,261	—
Total	$129,344	$12,571	$116,773	$—
	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$10,767	$10,767	$—	$—
Investment in equity securities	42,613	42,613	—	—
Total	$53,380	$53,380	$—	$—

(a)	Only includes the portion of the Director Deferred Shares that are payable in Enova common stock.

Nonqualified Savings Plan-related assets and Director Deferred Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As a result of the Enova Spin-off, the portion of the Director Deferred Shares measured at fair value represented shares of Enova common stock. The Company’s investment in equity securities represented the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 4. As of March 31, 2016 and December 31, 2015, the equity securities representing Enova common stock, both those included in Director Deferred Shares and investment in equity securities in the table above, were classified as Level 1 and based on the market-determined stock price of Enova.

In September 2015, the equity securities representing Enova common stock, both those included in Deferred Director Shares and investment in equity securities in the table above, were transferred to Level 1 from Level 2 as a result of the registration of these shares with the SEC. As of March 31, 2015, the Enova common shares were classified as Level 2, as they were not-yet-registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares. During the three months ended March 31, 2016 and 2015, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2016 and 2015 and December 31, 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,321	$48,321	$48,321	$—	$—
Pawn loans	210,724	210,724	—	—	210,724
Consumer loans, net — Short-term	21,689	21,689	—	—	21,689
Consumer loans, net — Installment	2,297	2,297	—	—	2,297
Pawn loan fees and service charges receivable	44,942	44,942	—	—	44,942
Total	$327,973	$327,973	$48,321	$—	$279,652
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$520	$520	$—	$—	$520
Senior unsecured notes, outstanding principal	181,450	177,821	—	177,821	—
Total	$181,970	$178,341	$—	$177,821	$520

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,058	$120,058	$120,058	$—	$—
Pawn loans	210,060	210,060	—	—	210,060
Consumer loans, net — Short-term	28,274	28,274	—	—	28,274
Consumer loans, net — Installment	3,623	3,623	—	—	3,623
Pawn loan fees and service charges receivable	43,784	43,784	—	—	43,784
Total	$405,799	$405,799	$120,058	$—	$285,741
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,241	$1,241	$—	$—	$1,241
Senior unsecured notes, outstanding principal	196,470	204,329	—	204,329	—
Total	$197,711	$205,570	$—	$204,329	$1,241

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,153	$23,153	$23,153	$—	$—
Pawn loans	248,713	248,713	—	—	248,713
Consumer loans, net — Short-term	27,376	27,376	—	—	27,376
Consumer loans, net — Installment	3,915	3,915	—	—	3,915
Pawn loan fees and service charges receivable	52,798	52,798	—	—	52,798
Total	$355,955	$355,955	$23,153	$—	$332,802
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,986	$1,986	$—	$—	$1,986
Line of credit	27,108	28,154	—	28,154	—
Senior unsecured notes, outstanding principal	184,450	185,603	—	185,603	—
Total	$213,544	$215,743	$—	$213,757	$1,986
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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of March 31, 2016, the 2018 Senior Notes had a lower fair market value than the carrying value due to the difference in yield when compared to similar senior unsecured notes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s cost-method investment in a non-publicly traded entity amounted to $3.7 million, $2.8 million and $3.5 million as of March 31, 2016 and 2015 and December 31, 2015, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets. The Company has not estimated the fair value of this investment because its fair value is not readily determinable. Under the cost method, the investment is carried at initial value, is adjusted for cash contributions and distributions, and is subject to evaluation for impairment. When circumstances indicate there may have been a reduction in the value of an investment in an unconsolidated entity, the Company evaluates whether the loss in value is other than temporary. If the loss is other than temporary, the Company recognizes an impairment charge to reflect the cost-method investment at fair value. No impairment indicators for this investment were noted as of March 31, 2016.

8. Subsequent Events

On April 28, 2016, the Company and First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals. Upon completion of the transaction, the combined company will be named FirstCash, Inc., will be headquartered in Fort Worth, Texas, and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries. The transaction is expected to close in the second half of 2016, subject to the satisfaction of customary closing conditions, the expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain approvals by the shareholders of both the Company and FCFS. Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both the Company and FCFS, the Company’s shareholders will receive a fixed exchange ratio of 0.84 FCFS shares for each Company share they own. Following the close of the transaction, FCFS shareholders will own approximately 58% of the combined company, and the Company’s shareholders will own approximately 42%. Pending completion of the transaction, both companies expect to continue paying quarterly cash dividends under each company’s existing dividend policy, and the respective stock repurchase programs of the Company and FCFS will be suspended. See Part II, “Item 1A. Risk Factors” for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of financial condition, results of operations, liquidity, capital resources and certain factors that may affect future results of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part 1—Item 1 of this Quarterly Report on Form 10-Q, as well as with the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

THE COMPANY’S BUSINESS

The Company provides specialty financial services to individuals in the United States through its storefront lending locations and franchised check cashing centers. The Company has one reportable operating segment. The Company’s products and services are described below.

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to its pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. Pawn-related total revenue accounted for 93% and 92% of consolidated total revenue for the three months ended March 31, 2016 and 2015, respectively.

Consumer Loan Activities

    Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans that the Company offers include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan total revenue accounted for 7% and 8% of consolidated total revenue for the three months ended March 31, 2016 and 2015, respectively.

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

Check Cashing and Other Financial Services

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for both the three months ended March 31, 2016 and 2015.

Locations

The following table sets forth, as of March 31, 2016 and 2015, the number of Company-operated locations that offered pawn lending, consumer lending, and other services, in addition to franchised locations that offered check cashing services. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s pawn and consumer lending locations operated in 20 and 21 states in the United States as of March 31, 2016 and 2015, respectively. As of both March 31, 2016 and 2015, the franchised check cashing centers operated in 12 states.

	As of March 31,
	2016	2015
Company-operated locations offering:
Pawn lending only	574	545
Both pawn and consumer lending	224	271
Consumer lending only	21	31
Total Company-operated locations	819	847
Franchised check cashing centers	73	80
Total	892	927

During the twelve months ended March 31, 2016, the Company closed or sold 30 locations. Consistent with the Company’s strategy to deemphasize its consumer lending activities, 21 of the locations closed or sold were locations that offered consumer loans, of which 19 of those locations offered consumer loans as their primary product. The closed or sold locations also included nine less profitable, pawn-lending-only locations that were closed during the twelve months ended March 31, 2016. In addition, the Company eliminated the consumer loan product in 36 of its pawn lending locations during the twelve months ended March 31, 2016. Including consumer-loan-lending locations closed or sold and locations where the consumer loan product was eliminated, consumer lending activities were discontinued in 57 of the Company’s locations during the twelve months ended March 31, 2016.

For the three months ended March 31, 2016, the Company closed three locations, of which one location offered consumer loans. In addition, the Company eliminated the consumer loan product in 28 of its pawn lending locations during the three months ended March 31, 2016.

The Company expects to eliminate consumer lending activities in approximately 18 locations in the second quarter of 2016 as it continues to deemphasize the consumer loan product and continue its focus on pawn lending.

Recent Developments

On April 28, 2016, the Company and First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals. Upon completion of the transaction, the combined company will be named FirstCash, Inc., will be headquartered in Fort Worth, Texas, and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries. The transaction is expected to close in the second half of 2016, subject to the satisfaction of customary closing conditions, the expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain approvals by the shareholders of both the Company and FCFS. Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both the Company and FCFS, the Company’s shareholders will receive a fixed exchange ratio of 0.84 FCFS shares for each Company share they own. Following the close of the transaction, FCFS shareholders will own approximately 58% of the combined company, and the Company’s shareholders will own approximately 42%. Pending completion of the transaction, both companies expect to continue paying quarterly cash dividends under each company’s existing dividend policy, and the respective stock repurchase programs of the Company and FCFS will be suspended. See Part II, “Item 1A. Risk Factors” for additional information.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended March 31, 2016 (the “current quarter”) compared to the three months ended March 31, 2015 (the “prior year quarter”) are summarized below.

•
Total revenue was $277.2 million for the current quarter, representing an increase of $5.4 million, or 2.0%, compared to the prior year quarter. Net revenue decreased $3.0 million, or 2.1%, to $144.0 million for the current quarter compared to the prior year quarter.

•
Income from operations was $19.7 million for the current quarter, representing an increase of $3.5 million, or 21.6%, compared to the prior year quarter, primarily due to a $5.5 million decrease in operations and administration expenses.

•
Net income was $10.6 million for the current quarter, representing an increase of $2.8 million, or 35.5%, compared to the prior year quarter. Diluted net income per share was $0.42 for the current quarter compared to $0.27 for the prior year quarter. Net income and net income per share were affected by certain income and expense items in the current quarter and prior year quarter. See “Non GAAP Disclosure—Adjusted Earnings Measures” for additional information.

Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following table shows the components of net revenue for the Company’s operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$79,685	55.3%	$77,313	52.5%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	49,079	34.1%	52,329	35.6%
Pawn-related net revenue	$128,764	89.4%	$129,642	88.1%
Consumer loan fees, net of loss provision	14,164	9.8%	15,532	10.6%
Other revenue	1,116	0.8%	1,917	1.3%
Net revenue	$144,044	100.0%	$147,091	100.0%

For the current quarter, net revenue decreased $3.0 million, or 2.1%, from the prior year quarter. Proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $3.3 million, or 6.2%, from the prior year quarter to the current quarter due to negative gross profit on commercial disposition activities in the current quarter partially offset by higher gross profit on jewelry and general merchandise retail sales in the Company’s storefront locations. Consumer loan net revenue decreased $1.4 million, or 8.8%, from the prior year quarter to the current quarter, primarily due to the Company’s strategic decision to deemphasize and eliminate short-term and secured installment loan consumer lending activities in many of its locations. Pawn loan fees and service charges increased $2.4 million, or 3.1%, from the prior year quarter to the current quarter, primarily due to higher average pawn loan balances. Same-store net revenue decreased 1.8% for the current quarter compared to the prior year quarter. Same-store net revenue, excluding net revenue from commercial disposition activities and net revenue from consumer loans, increased 3.9% for the current quarter compared to the prior year quarter. In comparison to pawn lending and the retail disposition of merchandise, commercial disposition activities and consumer lending activities represent sources of net revenue that are much less central to the Company’s core operations and strategy.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the Company has provided certain historical non-GAAP measures in the tables below, including (i) adjusted net income, adjusted diluted net income per share, adjusted earnings and adjusted earnings per share (collectively, the “Adjusted Earnings Measures”), and (ii) adjusted EBITDA, which the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, loss on early extinguishment of debt, gain on disposition of equity securities and provision or benefit for income taxes.

Management believes that the presentation of these measures provides users of the financial statements with greater transparency and facilitates a more meaningful comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and depreciation and amortization methods. In addition, management believes this information provides a more in-depth and complete view of the Company’s financial performance, competitive position and prospects for the future and may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Management also believes that non-GAAP measures are frequently used by analysts and investors to analyze operating performance, evaluate the Company’s ability to incur and service debt and its capacity for making capital investments, and to help assess the Company’s estimated enterprise value.

Management believes the non-GAAP measures included herein, including the adjustments shown, provide more meaningful information regarding the ongoing operating performance, provide more useful period-to-period comparisons of operating results, both internally and in relation to operating results of competitors, enhance analysts’ and investors’ understanding of the core operating results of the business and provide a more accurate indication of the Company’s ability to generate cash flows from operations. Therefore, management believes it is important to clearly identify these measures for analysts and investors.

In calculating adjusted earnings and adjusted earnings per share, management excludes intangible asset amortization, non-cash equity-based compensation, and foreign currency transaction gains or losses. In addition, management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to analysts and investors in order to allow them to compare the Company’s financial results for the current period with the comparative period without the effect of the below items, which management believes are less frequent in nature:

•	the loss on early extinguishment of debt;

•	the gain on disposition of equity securities;

•
severance and other employee-related costs for administrative and operations staff reductions in connection with the Company’s reorganization to better align the corporate and operating cost structure with its remaining storefront operations (the “Reorganization”) after the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders in 2014 (the “Enova Spin-off “);

•	the loss on significant divestitures of non-strategic operations; and

•	charges related to a significant litigation settlement in 2013 (the “2013 Litigation Settlement”).

Adjusted EBITDA is presented for the trailing twelve months ended March 31, 2016 and 2015. Therefore, certain adjusting items that occurred in the second, third and fourth quarters of 2015 and 2014 are presented in the adjusted EBITDA table.

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

Adjusted Earnings Measures
The following table provides a reconciliation for the three months ended March 31, 2016 and 2015, between net income and diluted net income per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share	$10,633	$0.42	$7,845	$0.27
Adjustments (net of tax):
Loss on early extinguishment of debt	7	—	—	—
Gain on disposition of equity securities	(75)	—	(81)	—
Reorganization expenses	—	—	537	0.02
Adjusted net income and adjusted diluted net income per share	10,565	0.42	8,301	0.29
Other adjustments (net of tax):
Intangible asset amortization	968	0.04	1,029	0.04
Non-cash equity-based compensation	1,117	0.04	1,006	0.03
Foreign currency transaction gain	—	—	(25)	—
Adjusted earnings and adjusted earnings per share	$12,650	$0.50	$10,311	$0.36

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

The table below outlines the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the previous table (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Loss on early extinguishment of debt	$11	$4	$7	$—	$—	$—
Gain on disposition of equity securities	(117)	(42)	(75)	(126)	(45)	(81)
Reorganization expenses	—	—	—	853	316	537
Total Adjustments	$(106)	$(38)	$(68)	$727	$271	$456

Adjusted EBITDA

The following table provides a reconciliation between net income (loss), which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended
	March 31,
	2016	2015
Net income (loss)	$30,354	$(5,779)
Provision for income taxes	15,888	3,131
Gain on disposition of equity securities	(1,679)	(126)
Loss on early extinguishment of debt	618	21,007
Foreign currency transaction loss (gain)	7	(154)
Interest expense, net	14,614	17,211
Depreciation and amortization expenses	55,237	60,318
Adjustments:
Reorganization expenses	—	8,391
Loss on divestitures	—	5,176
2013 Litigation Settlement	—	375
Adjusted EBITDA	$115,039	$109,550
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,034,934	$1,081,823
Adjusted EBITDA	$115,039	$109,550
Adjusted EBITDA as a percentage of total revenue	11.1%	10.1%

The table below outlines the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the previous table (dollars in thousands):

	Trailing 12 Months Ended March 31,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Gain on disposition of equity securities	$(1,679)	$(596)	$(1,083)	$(126)	$(45)	$(81)
Loss on early extinguishment of debt	618	229	389	21,007	7,773	13,234
Reorganization expenses	—	—	—	8,391	3,105	5,286
Loss on divestitures	—	—	—	5,176	(1,268)	6,444
2013 Litigation Settlement	—	—	—	375	139	236
Total Adjustments	$(1,061)	$(367)	$(694)	$34,823	$9,704	$25,119

QUARTER ENDED MARCH 31, 2016 COMPARED TO QUARTER ENDED MARCH 31, 2015

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended March 31, 2016 and 2015 (dollars in thousands except where otherwise noted):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Pawn loan fees and service charges	$79,685	$77,313	$2,372	3.1%
Ending pawn loan balance (as of March 31,)	$210,724	$210,060	$664	0.3%
Average pawn loan balance outstanding	$232,080	$229,935	$2,145	0.9%
Amount of pawn loans written and renewed	$228,353	$222,176	$6,177	2.8%
Average amount per pawn loan (in ones)	$130	$127	$3	2.4%
Annualized yield on pawn loans	138.1%	136.4%

Average pawn loan balances outstanding increased $2.1 million, or 0.9%, in the current quarter compared to the prior year quarter, primarily due to higher average pawn loan balances in same-store pawn locations. Partially offsetting this increase, average pawn loan balances outstanding decreased due to a decrease in the number of stores offering pawn loans following the closure or sale of certain less profitable store locations. Same-store pawn loan balances were 1.2% higher at March 31, 2016 compared to March 31, 2015.

Pawn loan fees and service charges increased by $2.4 million, or 3.1%, in the current quarter compared to the prior year quarter. This increase was primarily driven by higher average pawn loan balances in the current quarter compared to the prior year quarter, as well as a higher pawn loan yield of 138.1% in the current quarter compared to 136.4% in the prior year quarter, primarily due to a shift in the geographic concentrations of pawn loans into states with higher statutory pawn loan yields and, to a lesser extent, an increase in the permitted statutory loan fees in some markets.

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

The following table summarizes the proceeds from the disposition of merchandise and the related gross profit for pawn operations for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$150,727	$27,570	$178,297	$148,149	$24,064	$172,213
Gross profit on disposition	$49,600	$(521)	$49,079	$46,956	$5,373	$52,329
Gross profit margin	32.9%	(1.9)%	27.5%	31.7%	22.3%	30.4%
Percentage of total gross profit	101.1%	(1.1)%	100.0%	89.7%	10.3%	100.0%

Proceeds from disposition for pawn operations increased $6.1 million, or 3.5%, from the prior year quarter to the current quarter. Retail proceeds from disposition comprised $2.6 million of the total increase, primarily due to an increase in jewelry sales in the Company’s storefront locations. The Company’s merchandise turnover ratio remained relatively stable at 2.2 times in the current quarter compared to 2.3 times in the prior year quarter. Management expects merchandise turnover to be at or below the current quarter level going forward, as the merchandise turnover ratio will be more closely tied to traditional retail jewelry merchandise turnover levels.

Gross profit on disposition for pawn operations decreased $3.3 million, or 6.2%, from the prior year quarter to the current quarter, due to a $5.9 million decrease in gross profit on commercial dispositions as a result of lower gold and diamond yields, which produced a negative gross profit margin on commercial dispositions in the current quarter. Partially offsetting the loss on commercial dispositions was a $2.6 million, or 5.6%, increase in gross profit on retail dispositions, primarily due to the Company’s emphasis on retail jewelry sales in storefront locations. The gross profit margin on retail dispositions increased to 32.9% in the current quarter, compared to 31.7% in the prior year quarter, primarily due to the emphasis in the prior year quarter on the discounting of non-jewelry merchandise in an effort to reduce the levels of non-jewelry merchandise held for more than one year. Management plans to continue emphasizing retail jewelry sales and believes that an increased amount of jewelry sales as a percentage of overall retail sales could further improve overall retail gross profit margins gradually over time.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations as of March 31, 2016 and 2015, and December 31, 2015 (dollars in thousands):

	As of March 31,				As of December 31,
	2016		2015		2015
	Amount	%	Amount	%	Amount	%
Jewelry - held for one year or less	$131,340	58.0%	$110,993	55.9%	$135,215	55.3%
Other merchandise - held for one year or less	84,119	37.1%	76,902	38.8%	93,498	38.3%
Total merchandise held for one year or less	215,459	95.1%	187,895	94.7%	228,713	93.6%
Jewelry - held for more than one year	6,593	2.9%	4,682	2.4%	8,935	3.7%
Other merchandise - held for more than one year	4,558	2.0%	5,847	2.9%	6,701	2.7%
Total merchandise held for more than one year	11,151	4.9%	10,529	5.3%	15,636	6.4%
Merchandise held for disposition, gross	$226,610	100.0%	$198,424	100.0%	$244,349	100.0%
Less: Inventory valuation allowance	$(2,950)		$(2,400)		$(2,800)
Merchandise held for disposition, net of allowance	$223,660		$196,024		$241,549

Merchandise held for disposition, net of allowance, increased $27.6 million, or 14.1%, from March 31, 2015 to March 31, 2016. The increase was primarily due to an increase in jewelry inventory as a result of the Company’s continued emphasis on retail disposition of jewelry in stores and efforts to place less reliance on the commercial disposition of jewelry. The allowance for merchandise held for disposition increased by $0.6 million from March 31, 2015 to March 31, 2016, primarily due to increased inventory levels, as well as an increase in inventory losses in the previous year due to damage, theft or obsolescence.

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

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, the consumer loan loss provision and consumer loan fees, net of the loss provision, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$11,631	$6,476	$18,107	$17,063	$3,256	$20,319
Less: consumer loan loss provision	2,367	1,576	3,943	3,119	1,668	4,787
Consumer loan fees, net of loss provision	$9,264	$4,900	$14,164	$13,944	$1,588	$15,532
Year-over-year change - $	$(4,680)	$3,312	$(1,368)	$(2,610)	$(19)	$(2,629)
Year-over-year change - %	(33.6)%	208.6%	(8.8)%	(15.8)%	(1.2)%	(14.5)%
Consumer loan loss provision as a % of consumer loan fees	20.4%	24.3%	21.8%	18.3%	51.2%	23.6%

Consumer loan fees represented only 7% of consolidated total revenue for the current quarter, compared to 8% of consolidated total revenue for the prior year quarter. Management expects consumer loan fees to continue to decline, primarily due to the continuation of the Company’s strategy to eliminate consumer lending activities in many of its locations, including the Company’s expectation that consumer lending activities will be eliminated in approximately 18 locations in the second quarter of 2016.

Consumer loan fees, net of the loss provision, decreased $1.4 million, or 8.8%, in the current quarter compared to the prior year quarter, primarily due to a $2.2 million, or 10.9%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to a decrease in short-term consumer loan fees of $5.4 million, or 31.8%, as a result of the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations, resulting in a reduction of 57 consumer lending locations during the twelve months ended March 31, 2016. For more information, see “The Company’s Business—Locations.” In addition, consumer loan fees decreased due to reduced consumer loan fees from installment loans secured by a customer’s vehicle, which the Company ceased offering in the latter half of

2015. The decrease in consumer loan fees from the short-term and secured installment loan products were partially offset by an increase in fees from an unsecured installment loan product that began being offered more broadly in the specific market of the state of Ohio in the prior year quarter.

The consumer loan loss provision decreased by $0.8 million, or 17.6%, in the current quarter compared to the prior year quarter. The consumer loan loss provision as a percentage of consumer loan fees decreased to 21.8% in the current quarter compared to 23.6% in the prior year quarter, primarily due to an improvement in the performance of the unsecured installment loan portfolio, which benefited from more refined underwriting and the maturity of the portfolio since the expansion of the product offering in the prior year quarter.

Consumer Loan Information by Product

The following tables provide additional information related to each of the Company’s consumer loan products as of and for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$92,214	$1,196	$93,410	$134,477	$1,448	$135,925
Guaranteed by the Company(b)	4,210	8,629	12,839	8,057	14,003	22,060
Combined consumer loans written and renewed	$96,424	$9,825	$106,249	$142,534	$15,451	$157,985
	As of March 31,
	2016			2015
Ending consumer loan balances, gross
Company owned	$22,853	$3,384	$26,237	$30,308	$4,814	$35,122
Guaranteed by the Company(b)	773	6,914	7,687	1,717	6,980	8,697
Combined ending consumer loan balances, gross(d)	$23,626	$10,298	$33,924	$32,025	$11,794	$43,819
Allowance and liability for losses
Company owned	$1,164	$1,087	$2,251	$2,034	$1,191	$3,225
Guaranteed by the Company(b)	26	494	520	215	1,026	1,241
Combined allowance and liability for losses	$1,190	$1,581	$2,771	$2,249	$2,217	$4,466
Ending consumer loan balances, net
Company owned	$21,689	$2,297	$23,986	$28,274	$3,623	$31,897
Guaranteed by the Company(b)	747	6,420	7,167	1,502	5,954	7,456
Combined ending consumer loan balances, net(d)	$22,436	$8,717	$31,153	$29,776	$9,577	$39,353
Average amount outstanding per consumer loan (in ones)(a)(c)	$446	$1,180		$466	$1,556
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(d)	5.0%	15.4%	8.2%	7.0%	18.8%	10.2%

(a)	The disclosure regarding the amount of consumer loans written and renewed and the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

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

Consumer loans written and renewed decreased $51.7 million, or 32.7%, in the current quarter compared to the prior quarter, primarily due a decrease in the number of storefront locations offering consumer loans, as well as the discontinuation of the installment loan product secured by a customer’s vehicle.

Management estimates future consumer loan loss rates for all of its consumer loan products based on current and historical credit quality and trends. The allowance and liability for anticipated losses as a percentage of gross consumer loan balances decreased to 8.2% as of March 31, 2016, compared to 10.2% as of March 31, 2015, primarily due to an improvement in the performance of the unsecured installment loan portfolio, which benefited from more refined underwriting and the maturity of the portfolio since the expansion of the product offering in the prior year quarter.

The decrease in the average amount outstanding per installment loan as of March 31, 2016 compared to March 31, 2015 was due to the expansion of the unsecured installment loan product in certain store locations in the prior year quarter. The expansion of the unsecured installment loan product resulted in higher average balances per loan at March 31, 2015 due to the high amount of new loans in the unsecured installment loan portfolio at that date, as these new loans were closer to the beginning of their term and, therefore, had higher average outstanding balances per loan. In addition, the average amount outstanding per installment loan decreased due to the discontinuation of the Company’s installment loan products secured by a customer’s vehicle that typically carried higher average balances than unsecured installment loans.

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

The table below shows additional detail of the operations and administration expenses for the Company for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$53,597	$13,539	$67,136	$55,926	$16,226	$72,152
Occupancy	29,705	645	30,350	29,601	901	30,502
Other	8,219	5,086	13,305	9,115	4,569	13,684
Total	$91,521	$19,270	$110,791	$94,642	$21,696	$116,338

Consolidated operations and administration expenses decreased $5.5 million, or 4.8%, in the current quarter compared to the prior year quarter. This overall decline in expenses is consistent with management’s strategy and related initiatives to improve marginal profitability by optimizing the Company’s overall cost structure.

Operations expenses decreased $3.1 million, or 3.3%, in the current quarter compared to the prior year quarter, primarily due to lower personnel costs that resulted from the Reorganization and decreased storefront locations. These decreases in expenses were partially offset by increased expenses in the current quarter for costs incurred to close three lending locations.

Administration expenses decreased $2.4 million, or 11.2%, in the current quarter compared to the prior year quarter, primarily due to lower personnel costs that resulted from the Reorganization, and included decreases in salaries and performance-based incentive expense in the current quarter compared to the prior year quarter. In addition, personnel expenses in the prior year quarter included severance and other employee-related costs related to the Reorganization.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Depreciation	$11,969	$12,885	$(916)	(7.1)%
Amortization	1,536	1,634	(98)	(6.0)%
Total	$13,505	$14,519	$(1,014)	(7.0)%

Depreciation and amortization expenses decreased $1.0 million for the current quarter compared to the prior year quarter, primarily due to a reduced number of pawn and consumer lending locations as a result of store closures and sales. Management expects this trend of lower depreciation expense to continue as management has reduced the level of capital investment related to the remodeling of stores, which will reduce the depreciation burden on net income in future periods.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Interest expense accrued on debt and other obligations	$3,180	$2,893	$287	9.9%
Debt related fees, issuance costs and discount amortization	739	751	(12)	(1.6)%
Total interest expense	$3,919	$3,644	$275	7.5%
Less: interest income	(20)	(2)	(18)
Interest expense, net	$3,899	$3,642	$257	7.1%

Interest expense, net of interest income, increased $0.3 million, or 7.1%, in the current quarter compared to the prior year quarter, primarily due to interest expense accrued as part of a settlement of an income tax matter related to the 2011 and 2012 tax years.

Income Taxes

The Company’s effective tax rate was 33.4% in the current quarter as compared to the effective tax rate of 38.5% in the prior year quarter. The effective tax rate in the current quarter was lower due to lower state income taxes and a $0.6 million excess income tax benefit from stock compensation that reduced the income tax provision as a result of the prospective adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See “Item 1. Financial Statements—Note 1” for additional information on the adoption of ASU 2016-09.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$45,402	$39,814
Pawn activities, net	$42,980	$50,578
Consumer loan activities, net	1,853	7,619
Purchases of property and equipment	(4,617)	(3,580)
Other investing	(125)	(185)
Net cash provided by investing activities	$40,091	$54,432
Net payments under debt instruments	$(30,108)	$—
Treasury shares purchased	(28,238)	(25,792)
Dividends paid	(1,979)	(1,438)
Net cash used in financing activities	$(60,325)	$(27,230)
Net increase in cash and cash equivalents	$25,168	$67,016

Working capital	$528,196	$663,621
Cash and cash equivalents	$48,321	$120,058
Total debt (includes current maturities of long-term debt)	$179,173	$192,838
Net debt (Total debt less cash and cash equivalents)	$130,852	$72,780

Current ratio	7.2 x	9.0 x
Merchandise turnover	2.2 x	2.3 x
Total debt to Adjusted EBITDA ratio(a)	1.6 x	1.8 x
Net debt to Adjusted EBITDA ratio(a)	1.1 x	0.7 x

(a)
Non-GAAP measure. See “The Company’s Business—Non-GAAP Disclosure—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA for the trailing twelve months ended March 31, 2016 and 2015 to net income.

Cash Flows from Operating Activities

Net cash provided by operating activities was $45.4 million for the current quarter, which represented an increase of $5.6 million, or 14.0%, from $39.8 million in the prior year quarter. The increase primarily included a $2.8 million increase in net income, a $6.3 million increase in prepaid expenses and other assets and a $4.3 million increase due to a decrease in merchandise purchased from customers, net of funds received for dispositions of these goods. Partially offsetting this increase, accounts payable and accrued expenses decreased $3.0 million more than in the prior year quarter, and current and deferred income taxes payable decreased $1.5 million, mainly due to additional estimated tax payments due in 2016.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash provided by investing activities was $40.1 million in the current quarter, which represented a decrease of $14.3 million, or 26.3%, from net cash provided by investing activities of $54.4 million in the prior year quarter. Net cash provided by pawn activities decreased $7.6 million in the current quarter compared to the prior year quarter, due to an increase in pawn loans made and a decrease in pawn loans repaid. In addition, cash provided by consumer loan activities decreased $5.8 million in the current quarter compared to the prior year quarter, due to a decrease in the volume of consumer loans written as a result of the Company’s strategic reduction of its consumer lending activities. In addition, consumer loans repaid decreased due to decreased consumer lending activities and a higher mix of installment loans in the portfolio in the current quarter compared to the prior quarter, as installment loans take longer to repay compared to short-term loans.

In addition, expenditures for property and equipment increased $1.0 million in the current quarter compared to the prior year quarter. Management anticipates that expenditures for property and equipment, excluding acquisitions of stores, for the remainder of 2016 will be between $15.0 million and $20.0 million, primarily for information technology development investments, the remodeling of stores, facility upgrades and technology infrastructure.

With respect to the Enova shares retained by the Company in connection with the Enova Spin-off, the Company has agreed, pursuant to a private letter ruling and a supplemental request approved by the Internal Revenue Service, to dispose of its Enova shares (other than shares retained for delivery under the Company’s long-term incentive plans) before September 15, 2017. The sale of the Enova shares will generate additional cash flows. The Company’s investment in Enova common stock was $40.4 million as of March 31, 2016 based on a quoted market price per share of $6.31. See Note 4 of the consolidated financial statements for additional information.

Cash Flows from Financing Activities

Net cash flows used in financing activities was $60.3 million in the current quarter, which represented an increase of $33.1 million from $27.2 million in the prior year quarter. The increase in net cash flows used was mainly due to $30.1 million for debt payments, net of borrowings, in the current quarter with no comparable payments in the prior year quarter. Debt payment activity in the current quarter included $27.1 million in net payments under the Company’s $280 million line of credit (“Line of Credit”). The Company also repurchased $3.0 million in principal amount of the Company’s $300 million aggregate principal amount of 5.75% senior notes due May 15, 2018 (the “2018 Senior Notes”) during the current quarter. In addition, the Company used cash to repurchase $28.2 million of its common stock in the current quarter, and this represented a $2.4 million increase in share repurchases compared to the prior year quarter. See “Share Repurchases” below for additional information.

As of March 31, 2016, the Company had $280.0 million in available borrowings under the Line of Credit. Management believes that the borrowings available under the Line of Credit, anticipated cash generated from operations and current working capital of $528.2 million is sufficient to meet the Company’s anticipated capital requirements for its business. See “Item 1. Financial Statements—Note 5” for additional information regarding the Company’s debt instruments, including the Line of Credit.

In addition, the Company had standby letters of credit of $6.0 million issued under its $20.0 million standby Letter of Credit Facility as of March 31, 2016.

As of March 31, 2016, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.     On June 26, 2015, the Trustee under the 2018 Senior Notes Indenture, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. Regardless of the outcome of this claim, the Company has ample liquidity and capital resources to sustain its ongoing operations and to repay the 2018 Senior Notes, including any make-whole premium on the 2018 Senior Notes, if such a premium were to be finally determined to be payable, notwithstanding the Company’s belief that such a premium is not payable. One of the Company’s primary sources of liquidity is the Line of Credit, which had $280.0 million in availability and was undrawn as of March 31, 2016. As of March 31, 2016, the Company had $181.5 million in aggregate principal amount of 2018 Senior Notes outstanding, excluding unamortized debt issuance costs, and a make-whole premium on such principal balance as of March 31, 2016 would have been approximately $17.3 million.

In the event of a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet its liquidity requirements. Such actions could include the sale of assets, the sale of the Enova shares held by the Company, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, give the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

In October 2015, the Board of Directors authorized a share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which took effect in December 2015 after all shares under the Company’s previous authorization dated January 2015 to repurchase up to 4.0 million shares of Company stock was completed. During the current quarter, the Company purchased 844,000 shares in open market transactions under the October 2015 Authorization for a total investment of $26.5 million, including commissions. All shares that have been repurchased have been placed in treasury and are not considered outstanding for earnings per common share calculation purposes. As of March 31, 2016, there were 2,140,134 shares remaining under the October 2015 Authorization to repurchase shares. For additional information regarding the Company’s share repurchases during the current quarter, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

On April 28, 2016, the Company and FCFS announced the execution of the Merger Agreement entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals. Until completion of the transaction, the stock repurchase program of the Company will be suspended. See “The Company’s Business—Recent Developments” and Part II, “Item 1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 26 months. As of March 31, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company, excluding unearned CSO fees, was $7.7 million, $8.7 million and $11.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $0.5 million, $1.2 million and $2.0 million as of March 31, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As part of the goodwill assessment, the Company also considers the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2015, the market value of the Company’s equity was observed to be lower than the carrying value of equity. The Company’s common stock price increased from June 30, 2015 to March 31, 2016, thereby reducing the difference between the market value of the Company’s equity and the carrying value of equity. Management continues to acknowledge the need to monitor and re-evaluate any future discrepancies between these values and consider the implications for an impairment of goodwill in future periods.

The Company is considered to be at risk for a future impairment of its goodwill in the event of a decline in general economic, market or business conditions, or if there are any significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital and/or market transaction multiples. Any of these factors could represent a potential triggering event that would indicate an impairment review should be performed. There were no changes in the factors described above between the June 30, 2015 assessment and March 31, 2016 that would significantly impact the fair value of the Company and indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

RECENT ACCOUNTING PRONOUCEMENTS

See “Item 1. Financial Statements—Note 1” for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks result primarily from changes in interest rates, gold prices and the price of equity securities. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Debt Agreement Compliance” under Note 5 of Part I, “Item 1. Financial Statements.”

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the Risk Factors described in Part I “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As described in Part 1, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on April 28, 2016, the Company and First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-

stock merger of equals (the “Merger”). FCFS will file a registration statement on Form S-4 with the Securities and Exchange Commission that will include a joint proxy statement/prospectus related to the pending Merger. The Company urges you to read the registration statement on Form S-4 once it becomes available because it will contain important information about the pending Merger, including relevant risk factors.

The consummation of the Merger with FCFS is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that are outside of the Company’s or FCFS’s control and that the Company and FCFS may be unable to obtain or may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the proposed transaction or cause the parties to abandon the proposed transaction.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond the Company’s and FCFS’s control. The Merger Agreement includes the following conditions that must be met for completion of the Merger: (i) the approval of the Merger Agreement by the affirmative vote of the holders of two-thirds of all outstanding shares of the Company’s common stock; (ii) the approval, by a majority of the shares of FCFS common stock present in person or represented by proxy at the FCFS stockholders meeting, of the issuance of shares of FCFS common stock to be used in connection with the exchange of Company shares upon the closing of the Merger; (iii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 to be filed by FCFS; (vi) the receipt of certain tax opinions; and (vii) the absence of a material adverse effect with respect to either FCFS or the Company (as defined in the Merger Agreement). The Company and FCFS may be unable to obtain the regulatory approvals required for the Merger, or the required regulatory approvals may delay the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the proposed Merger or cause the parties to abandon the proposed transaction.

While the Merger is pending, the Company will be subject to business uncertainties that could adversely affect its business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons with whom the Company has a business relationship may have an adverse effect on the Company’s business, operations and stock price. In connection with the pendency of the Merger, existing customers could decide to no longer do business with the Company. In addition, certain Company projects may be delayed or ceased and business decisions could be deferred. Persons with whom the Company has a business relationship could also decide to terminate, modify or renegotiate their relationships with the Company or take other actions as a result of the Merger that could negatively affect the Company’s revenue, earnings and cash flows. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, the business of the Company prior to the Merger, and the business of the combined company following the Merger, could be materially harmed. In addition, shareholders and market analysts could also have a negative perception of the Merger, which could cause a material reduction in the Company’s stock price and could also result in the Company not achieving the requisite vote to approve the Merger.

The Company expects to incur substantial transaction-related costs in the connection with the Merger.

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, including costs relating to integration planning. In addition, the Merger could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on the financial condition and results of operation of the Company prior to the Merger and of the combined company following the Merger.

Failure to complete the Merger could negatively impact the Company and its future operations.

If the Merger is not completed for any reason, the Company may be subjected to a number of material risks. The price of the Company’s common stock may decline to the extent that its current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid by the Company whether or not the Merger is completed. Furthermore, the Company may experience negative reactions from its customers, shareholders and market analysts and could lose employees necessary to operate its business. Additionally, if the Merger Agreement is terminated, the Company will not recognize the anticipated benefits of the Merger and, under certain circumstances, could incur a termination fee of $30 million in connection with the termination.

The Company and FCFS may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of the Company and FCFS to realize the anticipated benefits of the Merger will depend, to a large extent, on the combined company’s ability to successfully integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the Company and FCFS will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the full realization of the anticipated benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely impact the business, financial condition and results of operations of the combined company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of the attention of the Company’s management and employees. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	difficulties in establishing effective uniform controls, standards, systems, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company with both a domestic and foreign business presence;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.
Many of these factors will be outside of the control of the Company and FCFS, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings and diversion of management’s time and energy, which could have a material adverse effect on the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of the Company and FCFS are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected, and the combined company will also be subject to additional risks that could impact future earnings, such as foreign currency exchange risks, among others. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of the Company and FCFS. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction, negatively impact the price of the combined company’s stock, impair the ability of the combined company to return capital to its shareholders or have a material adverse effect on the business, financial condition and results of operations of the combined company.

Legal proceedings in connection with the Merger could delay or prevent the completion of the Merger.

If the Company or FCFS is the subject of litigation that is related to the Merger, it could cause the Company to incur substantial expenditures, generate adverse publicity and could delay or prevent the Merger. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs, which could have a have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on the Company’s purchases of shares of its common stock, par value $0.10 per share, during each of the first three months of 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	335,317	$28.86	334,000	2,650,134
February 1 to February 29	336,463	$30.18	280,000	2,370,134
March 1 to March 31	230,000	$36.55	230,000	2,140,134
Total	901,780	$31.31	844,000

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 1,317 and 56,386 for the months of January and February, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 77 shares for the month of February.

(b)
In October 2015, the Board of Directors authorized a share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which took effect in December 2015 after all shares under the Company’s previous authorization dated January 2015 to repurchase up to 4.0 million shares of Company stock was completed. All share repurchases made under the October 2015 Authorization have been through open market transactions.

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

Date:	May 3, 2016	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Form of Stock Certificate					X

10.1
Summary of 2016 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Senior Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan
X

10.2	Form of Cash America International, Inc. 2016 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. 2014 Long-Term Incentive Plan					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB(1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016, March 31, 2015 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Equity as of March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.