Form 10-Q
period 2016-06-30
CASH AMERICA INTERNATIONAL INC
filed 2016-08-04
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes    ☐        No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
24,025,196 of the Registrants’ common shares, $.10 par value per share, were outstanding as of August 1, 2016.

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

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(Unaudited)

	June 30,		December 31,
	2016	2015	2015
Assets
Current assets:
Cash and cash equivalents	$20,029	$43,986	$23,153
Pawn loans	237,220	247,381	248,713
Merchandise held for disposition, net	218,262	203,006	241,549
Pawn loan fees and service charges receivable	49,800	50,317	52,798
Consumer loans, net	27,226	30,393	31,291
Income taxes receivable	3,993	4,084	—
Prepaid expenses and other assets	23,082	25,314	22,642
Investment in equity securities	47,069	109,140	42,613
Total current assets	626,681	713,621	662,759
Property and equipment, net	155,779	182,051	171,598
Goodwill	488,522	487,569	488,022
Intangible assets, net	36,523	42,562	39,536
Other assets	6,652	5,913	6,823
Total assets	$1,314,157	$1,431,716	$1,368,738
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$62,349	$71,586	$74,586
Customer deposits	21,613	20,350	18,864
Income taxes currently payable	—	—	3,063
Total current liabilities	83,962	91,936	96,513
Deferred tax liabilities	69,323	90,689	64,372
Other liabilities	630	838	723
Long-term debt	183,280	181,319	208,971
Total liabilities	$337,195	$364,782	$370,579
Equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	82,836	80,702	86,557
Retained earnings	1,061,391	1,037,505	1,052,567
Accumulated other comprehensive income	17,817	57,649	14,842
Treasury shares, at cost (6,241,981 shares, 3,678,936 shares and 5,362,684 shares as of June 30, 2016 and 2015, and as of December 31, 2015, respectively)	(188,106)	(111,946)	(158,831)
Total equity	976,962	1,066,934	998,159
Total liabilities and equity	$1,314,157	$1,431,716	$1,368,738

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Pawn loan fees and service charges	$76,110	$76,899	$155,795	$154,212
Proceeds from disposition of merchandise	148,138	138,703	326,435	310,916
Consumer loan fees	16,066	19,311	34,173	39,630
Other	837	1,551	1,953	3,468
Total Revenue	241,151	236,464	518,356	508,226
Cost of Revenue
Disposed merchandise	109,384	98,060	238,602	217,944
Consumer loan loss provision	3,552	4,413	7,495	9,200
Total Cost of Revenue	112,936	102,473	246,097	227,144
Net Revenue	128,215	133,991	272,259	281,082
Expenses
Operations and administration	108,614	113,306	219,405	229,644
Depreciation and amortization	13,028	14,559	26,533	29,078
Gain on divestitures	—	(201)	—	(201)
Total Expenses	121,642	127,664	245,938	258,521
Income from Operations	6,573	6,327	26,321	22,561
Interest expense	(3,436)	(3,557)	(7,355)	(7,201)
Interest income	—	5	20	7
Foreign currency transaction (loss) gain	—	(7)	—	32
Loss on early extinguishment of debt	—	(607)	(11)	(607)
Gain on disposition of equity securities	6	1,099	123	1,225
Income before Income Taxes	3,143	3,260	19,098	16,017
Provision for income taxes	1,045	1,189	6,367	6,101
Net Income	$2,098	$2,071	$12,731	$9,916
Earnings Per Share:
Net Income:
Basic	$0.09	$0.08	$0.52	$0.35
Diluted	$0.08	$0.08	$0.51	$0.35
Weighted average common shares outstanding:
Basic	24,326	27,326	24,569	28,005
Diluted	24,714	27,508	24,908	28,124
Dividends declared per common share	$0.08	$0.05	$0.16	$0.10

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,098	$2,071	$12,731	$9,916
Other comprehensive income (loss), net of tax:
Change in fair value of marketable equity securities before reclassification (a)	4,329	(3,741)	3,054	(13,520)
Gain on disposition of equity securities reclassified from accumulated other comprehensive income (b)	(4)	(709)	(79)	(790)
Total other comprehensive income (loss), net of tax	$4,325	$(4,450)	$2,975	$(14,310)
Comprehensive income (loss)	$6,423	$(2,379)	$15,706	$(4,394)

(a)
Net of tax (provision) benefit of $(2,385) and $2,066 for the three months ended June 30, 2016 and 2015, respectively, and $(1,683) and $7,416 for the six months ended June 30, 2016 and 2015, respectively.

(b)
Includes a $6 and $1,099 gain on available-for-sale securities that was reclassified to “Gain on disposition of equity securities” in the consolidated statements of income for the three months ended June 30, 2016 and 2015, respectively, and $123 and $1,225 for the six months ended June 30, 2016 and 2015, respectively. The tax impact of these reclassification were $2 and $390 for the three months ended June 30, 2016 and 2015, respectively, and $44 and $435 for the six months ended June 30, 2016 and 2015, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2015	30,235,164	$3,024	$86,388	$1,030,387	$71,959	(1,428,495)	$(58,556)	$1,133,202
Shares issued under stock-based plans			(5,896)			112,757	4,292	(1,604)
Stock-based compensation expense			3,247					3,247
Income tax benefit from stock-based compensation			256					256
Net income				9,916				9,916
Dividends paid				(2,798)				(2,798)
Marketable equity securities loss, net of tax					(14,310)			(14,310)
Purchases of treasury shares			(3,293)			(2,363,198)	(57,682)	(60,975)
Balance as of June 30, 2015	30,235,164	$3,024	$80,702	$1,037,505	$57,649	(3,678,936)	$(111,946)	$1,066,934
Balance as of January 1, 2016	30,235,164	$3,024	$86,557	$1,052,567	$14,842	(5,362,684)	$(158,831)	$998,159
Shares issued under stock-based plans			(6,580)			211,861	6,294	(286)
Stock-based compensation expense			2,859					2,859
Net income				12,731				12,731
Dividends paid				(3,907)				(3,907)
Marketable equity securities gain, net of tax					2,975			2,975
Purchases of treasury shares						(1,091,158)	(35,569)	(35,569)
Balance as of June 30, 2016	30,235,164	$3,024	$82,836	$1,061,391	$17,817	(6,241,981)	$(188,106)	$976,962

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net Income	$12,731	$9,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	26,533	29,078
Amortization of debt discount and issuance costs	987	1,035
Consumer loan loss provision	7,495	9,200
Stock-based compensation	2,859	3,247
Deferred income taxes, net	3,312	(1,676)
Non-cash loss on early extinguishment of debt	41	216
Non-cash gain on disposition of equity securities	(123)	(1,225)
Other	5,056	4,128
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	16,229	3,656
Pawn loan fees and service charges receivable	3,009	3,223
Finance and service charges on consumer loans	(51)	535
Prepaid expenses and other assets	303	(5,821)
Accounts payable and accrued expenses	(11,569)	(1,420)
Current and noncurrent income taxes	(7,056)	5,053
Other operating assets and liabilities	2,739	3,082
Net cash provided by operating activities	62,495	62,227
Cash Flows from Investing Activities
Pawn loans made	(378,586)	(375,817)
Pawn loans repaid	223,497	225,833
Principal recovered through dispositions of forfeited pawn loans	168,874	155,952
Consumer loans made or purchased	(193,577)	(249,770)
Consumer loans repaid	188,546	254,061
Acquisitions, net of cash acquired	(867)	—
Purchases of property and equipment	(7,622)	(6,883)
Proceeds from disposition of marketable equity securities	93	351
Other investing activities	(232)	1,215
Net cash provided by investing activities	126	4,942
Cash Flows from Financing Activities
Net payments under bank lines of credit	(23,269)	—
Repurchases of notes payable	(3,000)	(12,411)
Treasury shares purchased	(35,569)	(57,682)
Accelerated share repurchases forward contact	—	(3,293)
Dividends paid	(3,907)	(2,798)
Net cash used in financing activities	(65,745)	(76,184)
Effect of exchange rates on cash	—	(41)
Net decrease in cash and cash equivalents	(3,124)	(9,056)
Cash and cash equivalents at beginning of year	23,153	53,042
Cash and cash equivalents at end of period	$20,029	$43,986
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$165,590	$153,267
Pawn loans renewed	$95,375	$103,789

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

The financial statements presented as of June 30, 2016 and 2015 and for the six-month periods ended June 30, 2016 and 2015 are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The consolidated balance sheet data as of December 31, 2015 included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company has one reportable operating segment, and therefore, all required financial segment information can be found directly in the consolidated financial statements. The Company evaluates the performance of its reportable segment based on income from operations.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill-Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company completed its annual assessment of goodwill as of June 30, 2016. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and, based on the results of this assessment, determined that no conditions existed that would make it more likely than not that goodwill was impaired.

As part of the goodwill assessment, the Company also considers certain observable quantitative factors in its assessment, such as the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2016, the market value of the Company’s equity was higher than the carrying value of equity. In addition, as part of the Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company, First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), and Frontier Merger Sub, LLC, a Texas limited liability company, the estimated merger consideration based on the stock price of FCFS as of June 30, 2016 was in excess of the Company’s carrying value of equity. See Note 8 for a description of the Merger Agreement with FCFS. Therefore, the Company’s goodwill is not considered to be at risk of being impaired at this time. However, a decline in general economic, market or business conditions, significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital, and/or market transaction multiples, or a termination of the Merger Agreement could represent a potential triggering event that may indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2016. The Company’s indefinite-lived intangible assets consist of trademarks, trade names, and licenses and had a carrying amount of $15.0 million as of June 30, 2016. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02 and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required.

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is consistent with current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted.

Effective January 1, 2016, the Company elected to early adopt ASU 2016-09. The Company prospectively applied the guidance dictating that excess tax benefits be recognized on the income statement. For the three and six months ended June 30, 2016, the Company recognized an excess income tax benefit of $0.2 million and $0.7 million, respectively, that reduced the income tax provision and increased net income on the consolidated statements of income. The Company retrospectively applied the guidance dictating the presentation of excess tax benefits as an operating cash flow and included the $0.7 million excess income tax benefit as part of “Current and noncurrent

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

income taxes” presented as an operating activity on the consolidated statement of cash flows for the six months ended June 30, 2016. For the six months ended June 30, 2015, the $0.3 million excess tax benefit presented as offsetting operating and financing activities in the consolidated cash flow statements within the quarterly report filed on Form 10-Q for the six months ended June 30, 2015 was eliminated from the presentation due to the adoption of this guidance. In addition, the Company retrospectively applied the guidance dictating that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity, and, consistent with prior period presentation, these amounts were included as part of “Treasury shares purchased” presented as a financing activity on the consolidated statement of cash flows for the six months ended June 30, 2016 and 2015. Finally, the Company elected to account for forfeitures when they occur.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. ASU 2015-17 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and can be prospectively or retrospectively applied. Early adoption is permitted. The Company early adopted ASU 2015-17 on January 1, 2016 and retrospectively applied ASU 2015-17 for all periods presented. The impact of this change in accounting principle on amounts previously reported on the consolidated balance sheet as of June 30, 2015 was a reclassification of $20.4 million previously reported as “Current deferred tax liabilities” in the current liabilities section of the consolidated balance sheet to “Deferred tax liabilities” in the noncurrent liabilities section of the consolidated balance sheet. As of December 31, 2015, the impact of this change in accounting principle resulted in a reclassification of $7.7 million previously reported as “Current deferred tax assets” in the current assets section of the consolidated balance sheet to “Deferred tax liabilities” in the noncurrent liabilities section of the consolidated balance sheet.

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

On January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15. As a result, unamortized debt issuance costs related to the Company’s $300.0 million in aggregate principal amount of 5.75% senior notes due 2018 (the “2018 Senior Notes”) of $2.0 million, $3.1 million and $2.6 million as of June 30, 2016 and 2015 and December 31, 2015, respectively, were reclassified from “Other assets” to a deduction of “Long-term debt” on the Company’s consolidated balance sheets. Unamortized debt issuance costs related to the Company’s $280.0 million line of credit due 2018 (the “Line of Credit”) of $1.1 million, $1.4 million and $1.4 million as of June 30, 2016 and 2015 and December 31, 2015, respectively, remain in “Other assets” on the Company’s consolidated balance sheets. Adoption of ASU 2015-03 and ASU 2015-15 did not impact the results of operations, retained earnings or cash flows in the current or previous reporting periods.

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

Accounting Standards to be Adopted in Future Periods

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for public entities that are Securities and Exchange Commission
(“SEC”) filers for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not expect that the adoption of ASU 2016-13 will have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transaction to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, the investor must adjust the investment, results of operations and retained earnings retrospectively as if the equity method had been in effect during all previous periods in which the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, ASU 2016-07 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. Since the Company does not account for its investment in Enova common stock under the equity method of accounting, the Company does not expect that the adoption of ASU 2016-07 will have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 by one year. In addition, between March 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. For public business entities, ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted at, but not before, the original effective date, which is for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities are permitted to apply ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 either retrospectively or through an alternative transition model. The Company does not expect that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have a material effect on its consolidated financial statements.

2. Credit Quality Information on Pawn Loans

In its pawn loan portfolio, the Company monitors the type and adequacy of collateral compared to historical forfeiture rates, average loan amounts and gross profit margins, among other factors. If a pawn loan defaults, the Company relies on the disposition of forfeited merchandise to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, a pawn loan customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the carrying value of the merchandise. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Therefore, the balance of “Pawn loans” in the consolidated balance sheets includes delinquent loans that are in the process of being moved to merchandise held for disposition but have not yet been transferred. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed, and no additional pawn loan fees and service charges are accrued. As of June 30, 2016

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

and 2015 and December 31, 2015, the Company had current pawn loans outstanding of $229.2 million, $239.2 million and $241.6 million, respectively, and delinquent pawn loans outstanding of $8.0 million, $8.2 million and $7.1 million, respectively.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables as of June 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	As of	As of	As of
	June 30, 2016	June 30, 2015	December 31, 2015
Short-term loans
Current loans	$23,726	$25,573	$26,304
Delinquent loans	2,539	3,519	2,723
Total consumer loans, gross	26,265	29,092	29,027
Less: Allowance for losses	(1,350)	(2,106)	(1,651)
Consumer loans, net	$24,915	$26,986	$27,376

Installment loans
Current loans	$1,563	$2,334	$2,027
Delinquent loans	1,706	2,500	3,133
Total consumer loans, gross	3,269	4,834	5,160
Less: Allowance for losses	(958)	(1,427)	(1,245)
Consumer loans, net	$2,311	$3,407	$3,915

Total Company-owned consumer loans
Current loans	$25,289	$27,907	$28,331
Delinquent loans	4,245	6,019	5,856
Total consumer loans, gross	29,534	33,926	34,187
Less: Allowance for losses	(2,308)	(3,533)	(2,896)
Consumer loans, net	$27,226	$30,393	$31,291

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for Company-owned consumer loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned consumer loans through the CSO programs for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Short-term loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,164	$2,034	$1,651	$2,736
Consumer loan loss provision	2,319	1,767	4,692	5,073
Charge-offs	(2,657)	(4,406)	(6,228)	(10,121)
Recoveries	524	2,711	1,235	4,418
Balance at end of period	$1,350	$2,106	$1,350	$2,106
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$26	$215	$30	$402
Consumer loan loss provision	1	(56)	(3)	(243)
Balance at end of period	$27	$159	$27	$159

Installment loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$1,087	$1,191	$1,245	$1,426
Consumer loan loss provision	1,413	1,965	4,449	3,265
Charge-offs	(2,223)	(2,007)	(5,781)	(3,914)
Recoveries	681	278	1,045	650
Balance at end of period	$958	$1,427	$958	$1,427
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$494	$1,026	$1,956	$658
Consumer loan loss provision	(181)	737	(1,643)	1,105
Balance at end of period	$313	$1,763	$313	$1,763

Total consumer loans
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$2,251	$3,225	$2,896	$4,162
Consumer loan loss provision (a)	3,732	3,732	9,141	8,338
Charge-offs	(4,880)	(6,413)	(12,009)	(14,035)
Recoveries	1,205	2,989	2,280	5,068
Balance at end of period	$2,308	$3,533	$2,308	$3,533
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$520	$1,241	$1,986	$1,060
Consumer loan loss provision (a)	(180)	681	(1,646)	862
Balance at end of period	$340	$1,922	$340	$1,922

(a)
The sum of the consumer loan loss provision related to the allowance for losses for Company-owned consumer loans and the consumer loan loss provision related to the liability for third-party lender-owned consumer equals the consumer loan loss provision presented on the consolidated statements of income for the respective time periods.

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

Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 23 months. As of June 30, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company, excluding unearned CSO fees, was $7.4 million, $12.9 million and $11.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $0.3 million, $1.9 million and $2.0 million, as of June 30, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

4. Investment in Enova

Upon completion of the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders in November 2014 (the “Enova Spin-off”), the Company retained approximately 20 percent, or 6,596,927 shares of Enova common stock, and the Company agreed, pursuant to a private letter ruling it obtained in connection with the Enova Spin-off, to dispose of its retained shares of Enova common stock (other than the shares retained for delivery under the Company’s long-term incentive plans (the “LTIPs”) as described below) no later than November 13, 2016, which is two years after the date of the Enova Spin-off. At the time of the private letter ruling, Company management believed that the Company’s shares of Enova common stock would be registered with the SEC on approximately the same date as the Enova Spin-off in order to efficiently dispose of the shares in open market dispositions over a two-year period. Due to unanticipated delays in the registration process, the Company’s shares of Enova common stock were not registered until September 15, 2015. Shortly after the shares were registered, the Company filed a supplemental request with the Internal Revenue Service requesting an extension of the original two-year period to dispose of its retained shares of Enova common stock. In March 2016, the Internal Revenue Service granted the request and extended the date by which the Company was required to dispose of its shares of Enova common stock to September 15, 2017.

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

The retained shares of Enova common stock include a portion of shares of Enova common stock that may be delivered by the Company, based on applicable vesting or deferral terms, to holders of certain outstanding unvested restricted stock units (“RSUs”), vested deferred RSUs, and unvested deferred RSUs that were granted by the Company under the LTIPs to certain of its officers, directors and employees, as well as shares that are deliverable to certain directors who have elected to defer a portion of their director fees to be paid in the form of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

common stock of the Company (“Director Deferred Shares”), if such equity awards and Director Deferred Shares were outstanding under the LTIPs on the date of the Enova Spin-off.

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

As of June 30, 2016, the Company owned 6,424,231 shares and had allocated 425,096 of these retained shares for delivery under the LTIPs (as described above), resulting in the Company’s implied residual ownership in Enova equal to approximately 18 percent of the outstanding Enova common stock as of June 30, 2016. See table below for additional information.

As of June 30, 2016, the Company’s cost basis in its investment in Enova common stock was approximately $19.5 million, and an unrealized gain of approximately $27.6 million was included in “Accumulated other comprehensive income.” For the six months ended June 30, 2016 and 2015, the Company recognized a gain of approximately $0.1 million and $1.2 million, respectively, for the disposition of Enova common stock as a result of the distribution of shares for payment of RSU awards, as well as the sale of shares that were withheld to pay taxes for issued awards. The Company’s investment in Enova common stock is included in “Investment in equity securities” in the consolidated balance sheets, and the unrealized gain on the Company’s investment in Enova common stock comprises the entire balance of “Accumulated other comprehensive income” as of June 30, 2016 and 2015 and December 31, 2015. Activity during the six months ended June 30, 2016 for the Enova shares retained by the Company is shown below (shares in ones):

	Enova Shares Attributed to the Company (a)	Potential Enova Shares to be Delivered Under the LTIPs (b)	Total Enova Shares Held by the Company
Enova shares at December 31, 2015	5,964,106	511,505	6,475,611
Forfeitures (c)	35,029	(35,029)	—
Shares delivered under the LTIPs	—	(33,458)	(33,458)
Shares withheld for taxes and sold	—	(17,922)	(17,922)
Shares held as of June 30, 2016	5,999,135	425,096	6,424,231
Approximate % ownership of Enova as of June 30, 2016	18.1%	1.3%	19.4%

(a)	Does not include shares retained for delivery under the LTIPs.

(b)	The Enova shares payable for vested deferred RSUs and Director Deferred Shares are held in a rabbi trust.

(c)	Shares initially allocated for delivery under the LTIPs that were forfeited prior to vesting are attributed to the Company and are to be disposed of by the Company.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. Long-term Debt

The Company’s long-term debt instruments and balance outstanding as of June 30, 2016 and 2015 and December 31, 2015 were as follows (dollars in thousands):

	Balance as of
	June 30,		December 31,
	2016	2015	2015
Line of credit due 2018	$3,839	$—	$27,108
5.75% senior unsecured notes due 2018:
5.75% senior unsecured notes due 2018, outstanding principal	181,450	184,450	184,450
Unamortized debt issuance costs	(2,009)	(3,131)	(2,587)
5.75% senior unsecured notes due 2018, net of debt issuance costs	179,441	181,319	181,863
Total long-term debt	$183,280	$181,319	$208,971

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

Interest on the Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) for one week or one-, two-, three- or six-month periods, as selected by the Company, plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Line of Credit is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Line of Credit ranging from 0.25% to 0.50% (0.38% as of June 30, 2016) based on the Company’s cash flow leverage ratios.

The Company had $3.8 million and $27.1 million of borrowings outstanding under the Line of Credit as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, borrowings under the Line of Credit consisted of one pricing tranche with a maturity date of one day. As of December 31, 2015, borrowings under the Line of Credit consisted of two pricing tranches with maturity dates ranging from five to eight days. The Company had no borrowings outstanding under the Line of Credit as of June 30, 2015. The weighted average interest rate (including margin) on the Line of Credit was 3.69% and 3.48% as of June 30, 2016 and December 31, 2015, respectively. The Company may routinely refinance its borrowings pursuant to the terms of its Line of Credit. Therefore, these borrowings are considered part of the applicable line of credit and as long-term debt.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company had standby letters of credit of $6.0 million issued under its Letter of Credit Facility as of June 30, 2016.

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

The 2018 Senior Notes are senior unsecured debt obligations of the Company and are guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Guarantors have guaranteed fully and unconditionally, on a joint and several basis, the obligations to pay principal and interest for the 2018 Senior Notes. As of June 30, 2016, Cash America International, Inc., on a stand-alone unconsolidated basis (the “Parent Company”), had no independent assets or operations. As of June 30, 2016, all of the Guarantors were 100% owned by the Company. The Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), provides that if any of the Guarantors is released from its guarantees of the Company’s borrowings and obligations under the Credit Agreement, that Guarantor’s guaranty of the 2018 Senior Notes will also be released.

The 2018 Senior Notes are redeemable at the Company’s option, in whole or in part, at any time at 100% of the aggregate principal amount of 2018 Senior Notes redeemed plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, if a change of control occurs, as that term is defined in the 2018 Senior Notes Indenture, the holders of 2018 Senior Notes will have the right, subject to certain conditions, to require the Company to repurchase their 2018 Senior Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, as of the date of repurchase. On August 2, 2016, the Company exercised its option to redeem the 2018 Senior Notes in full. For additional information on the upcoming redemption, see Note 9.

Debt Agreement Compliance

The debt agreements for the Line of Credit and the 2018 Senior Notes require the Company to maintain certain financial ratios. As of June 30, 2016, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.

On June 26, 2015, the Trustee under the 2018 Senior Notes Indenture, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. Discovery in this lawsuit has been completed, and the parties have filed cross-motions for summary judgment that have not yet been ruled on by the court. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. On August 2, 2016, the Company exercised its option to redeem the 2018 Senior Notes in full. For additional information on the upcoming redemption, see Note 9.

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
The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share calculations for the three and six months ended June 30, 2016 and 2015 (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$2,098	$2,071	$12,731	$9,916
Denominator:
Total weighted average basic shares (a)	24,326	27,326	24,569	28,005
Shares applicable to stock-based compensation (b)	388	182	339	119
Total weighted average diluted shares (c)	24,714	27,508	24,908	28,124
Net Income - basic	$0.09	$0.08	$0.52	$0.35
Net Income - diluted	$0.08	$0.08	$0.51	$0.35

(a)	Includes vested and deferred RSUs of 291 and 299 for the three months ended June 30, 2016 and 2015, respectively, and 292 and 302 for the six months ended June 30, 2016 and 2015, respectively.

(b)	Includes the dilutive effect of shares related to unvested RSU awards.

(c)	Excludes 15 and 117 anti-dilutive shares for the three months ended June 30, 2016 and 2015, respectively, and 15 and 239 for the six months ended June 30, 2016 and 2015, respectively.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2016 and 2015 and December 31, 2015 are as follows (dollars in thousands):

	June 30,	Fair Value Measurements Using
	2016	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$11,679	$11,679	$—	$—
Investment in equity securities	47,069	47,069	—	—
Total	$58,748	$58,748	$—	$—
	June 30,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$11,576	$11,090	$486	$—
Investment in equity securities	109,140	—	109,140	—
Total	$120,716	$11,090	$109,626	$—
	December 31,	Fair Value Measurements Using
	2015	Level 1	Level 2	Level 3
Financial assets:
Nonqualified Savings Plan-related assets and Director Deferred Shares (a)	$10,767	$10,767	$—	$—
Investment in equity securities	42,613	42,613	—	—
Total	$53,380	$53,380	$—	$—

(a)	Only includes the portion of the Director Deferred Shares that are payable in Enova common stock.

Nonqualified Savings Plan-related assets and Director Deferred Shares have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Nonqualified Savings Plan-related assets include marketable equity securities, which are classified as Level 1 and based on net asset values. As a result of the Enova Spin-off, the portion of the Director Deferred Shares measured at fair value represented shares of Enova common stock. The Company’s investment in equity securities represented the Company’s available-for-sale shares of Enova common stock that it retained in connection with the Enova Spin-off. See Note 4. As of June 30, 2016 and December 31, 2015, the equity securities representing Enova common stock, both those included in Director Deferred Shares and investment in equity securities in the table above, were classified as Level 1 and based on the market-determined stock price of Enova.

In September 2015, the equity securities representing Enova common stock, both those included in Deferred Director Shares and investment in equity securities in the table above, were transferred to Level 1 from Level 2 as a result of the registration of these shares with the SEC. As of June 30, 2015, the Enova common shares were classified as Level 2, as they were not-yet-registered securities with the SEC as of that date, and accordingly, were not carried at the fair value of the quoted Enova stock prices, but rather the Company valued these shares using the market determined stock price of Enova, less an adjustment factor due to the unregistered nature of the shares. During the six months ended June 30, 2016 and 2015, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2016 and 2015 and December 31, 2015 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,029	$20,029	$20,029	$—	$—
Pawn loans	237,220	237,220	—	—	237,220
Consumer loans, net — Short-term	24,915	24,915	—	—	24,915
Consumer loans, net — Installment	2,311	2,311	—	—	2,311
Pawn loan fees and service charges receivable	49,800	49,800	—	—	49,800
Total	$334,275	$334,275	$20,029	$—	$314,246
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$340	$340	$—	$—	$340
Line of credit	3,839	3,943	—	3,943	—
Senior unsecured notes, outstanding principal	181,450	184,172	—	184,172	—
Total	$185,629	$188,455	$—	$188,115	$340

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,986	$43,986	$43,986	$—	$—
Pawn loans	247,381	247,381	—	—	247,381
Consumer loans, net — Short-term	26,986	26,986	—	—	26,986
Consumer loans, net — Installment	3,407	3,407	—	—	3,407
Pawn loan fees and service charges receivable	50,317	50,317	—	—	50,317
Total	$372,077	$372,077	$43,986	$—	$328,091
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,922	$1,922	$—	$—	$1,922
Senior unsecured notes, outstanding principal	184,450	186,756	—	186,756	—
Total	$186,372	$188,678	$—	$186,756	$1,922

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,153	$23,153	$23,153	$—	$—
Pawn loans	248,713	248,713	—	—	248,713
Consumer loans, net — Short-term	27,376	27,376	—	—	27,376
Consumer loans, net — Installment	3,915	3,915	—	—	3,915
Pawn loan fees and service charges receivable	52,798	52,798	—	—	52,798
Total	$355,955	$355,955	$23,153	$—	$332,802
Financial liabilities:
Liability for estimated losses on consumer loans guaranteed by the Company	$1,986	$1,986	$—	$—	$1,986
Line of credit	27,108	28,154	—	28,154	—
Senior unsecured notes, outstanding principal	184,450	185,603	—	185,603	—
Total	$213,544	$215,743	$—	$213,757	$1,986
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

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for short-term loans, unsecured installment loans and installment loans secured by the customer’s vehicle (which the Company has ceased offering) and is required to purchase any defaulted loans it has guaranteed. The Company measures the fair value of its liability for third-party lender-owned consumer loans under Level 3 inputs. The fair value of these liabilities is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the fair value of these loans include historical loss rates, recent default trends and estimated remaining loan terms; therefore, the carrying value of these liabilities approximate the fair value.

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of June 30, 2016, the 2018 Senior Notes had a higher fair market value than the carrying value due to the difference in yield when compared to similar senior unsecured notes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s cost-method investment in a non-publicly traded entity amounted to $3.8 million, $3.1 million and $3.5 million as of June 30, 2016 and 2015 and December 31, 2015, respectively, and is included in “Other assets” on the Company’s consolidated balance sheets. The Company has not estimated the fair value of this investment because its fair value is not readily determinable. Under the cost method, the investment is carried at initial value, is adjusted for cash contributions and distributions, and is subject to evaluation for impairment. When circumstances indicate there may have been a reduction in the value of an investment in an unconsolidated entity, the Company evaluates whether the loss in value is other than temporary. If the loss is other than temporary, the Company recognizes an impairment charge to reflect the cost-method investment at fair value. No impairment indicators for this investment were noted as of June 30, 2016.

8. Merger Agreement

On April 28, 2016, the Merger Agreement was executed. Pursuant to the Merger Agreement, the Company and FCFS will combine in an all-stock merger of equals. Upon completion of the transaction, the combined company will be named FirstCash, Inc., will be headquartered in Fort Worth, Texas, and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries.

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

In connection with the proposed merger between the Company and FCFS, the Company filed, with the SEC on August 1, 2016, a joint definitive proxy statement with FCFS. The joint definitive proxy statement was also included in a registration statement on Form S-4/prospectus that was filed by FCFS and declared effective by the SEC on July 29, 2016. The joint definitive proxy statement relates to a special meeting of shareholders to be held by each of FCFS and Cash America on August 31, 2016 to vote on matters in connection with the proposed merger, including the approval of the merger by the Company’s shareholders.

The transaction is expected to close in the third quarter of 2016, subject to certain approvals by the shareholders of both the Company and FCFS and the satisfaction of customary closing conditions. See Part II, “Item 1A. Risk Factors” for additional information.

9. Subsequent Events

On August 2, 2016, the Company sent an irrevocable notice to all holders of the 2018 Senior Notes indicating that it will redeem the 2018 Senior Notes in full on September 1, 2016. The 2018 Senior Notes will be redeemed at 100% of the aggregate principal amount of the 2018 Senior Notes outstanding plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest up to the redemption date. As of June 30, 2016, the Company had $181.5 million in aggregate principal amount of 2018 Senior Notes outstanding. The total amount estimated to be paid upon redemption is $198.5 million, which will be paid with borrowings under the Company’s Line of Credit. Following the redemption, no 2018 Senior Notes will remain outstanding.

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

Pawn Lending

The Company offers secured non-recourse loans, commonly referred to as pawn loans, as its primary line of business. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges are generated from the Company’s pawn loan portfolio. In relation to its pawn lending operations, the Company also disposes of collateral from unredeemed pawn loans and liquidates a smaller volume of merchandise purchased directly from customers or from third parties. Pawn-related total revenue accounted for 93% of consolidated total revenue for both the three and six months ended June 30, 2016.

Consumer Loan Activities

    Another component of the Company's business is originating, arranging, guaranteeing or purchasing consumer loans in some of its locations. Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans that the Company offers include short-term loans (commonly referred to as payday loans) and installment loans. Consumer loan total revenue accounted for 7% of consolidated total revenue for both the three and six months ended June 30, 2016.

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

Check Cashing and Other Financial Services

A small component of the Company’s business includes the offering of check cashing services through franchised check cashing centers, for which the Company receives franchise fees. In addition, in some of its Company-operated lending locations, the Company offers check cashing services, as well as prepaid debit cards that are issued and serviced through a third party. Total revenue from check cashing and other ancillary products and services accounted for less than 1% of consolidated total revenue for both the three and six months ended June 30, 2016.

Locations

The following table sets forth, as of June 30, 2016 and 2015, the number of Company-operated locations that offered pawn lending, consumer lending, and other services, in addition to franchised locations that offered check cashing services. The Company provides these services in the United States primarily under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s pawn and consumer lending locations operated in 20 states in the United States as of both June 30, 2016 and 2015, respectively. As of both June 30, 2016 and 2015, the franchised check cashing centers operated in 12 states.

	As of June 30,
	2016	2015
Company-operated locations offering:
Pawn lending only	590	549
Both pawn and consumer lending	206	255
Consumer lending only	21	22
Total Company-operated locations	817	826
Franchised check cashing centers	72	78
Total	889	904

During the twelve months ended June 30, 2016, the Company closed or sold 12 locations. Consistent with the Company’s strategy to deemphasize its consumer lending activities, the Company eliminated the consumer loan product in 46 of its pawn lending locations during the twelve months ended June 30, 2016. Including consumer-loan-lending locations closed or sold and locations where the consumer loan product was eliminated, consumer lending activities were discontinued in 50 of the Company’s locations during the twelve months ended June 30, 2016.

For the six months ended June 30, 2016, the Company closed six locations and eliminated the consumer loan product in 45 of its pawn lending locations.

Recent Developments

Merger Agreement

On April 28, 2016, the Company and First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-stock merger of equals (the “Merger”). Upon completion of the transaction, the combined company will be named FirstCash, Inc., will be headquartered in Fort Worth, Texas, and will have one of the largest retail pawn store footprints in Latin America and the United States, with over 2,000 locations across four countries.

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

In connection with the proposed merger between the Company and FCFS, the Company filed, with the Securities and Exchange Commission (the “SEC”) on August 1, 2016, a joint definitive proxy statement with FCFS. The joint definitive proxy statement was also included in a registration statement on Form S-4/prospectus that was filed by FCFS and declared effective by the SEC on July 29, 2016. The joint definitive proxy statement relates to a special meeting of shareholders to be held by each of FCFS and Cash America on August 31, 2016 to vote on matters in connection with the proposed merger, including the approval of the merger by the Company’s shareholders.

The transaction is expected to close in the third quarter of 2016, subject to certain approvals by the shareholders of both the Company and FCFS and the satisfaction of customary closing conditions. See Part II, “Item 1A. Risk Factors” for additional information.

Redemption of $300.0 million 5.75% Senior Unsecured Notes

On August 2, 2016, the Company sent an irrevocable notice to all holders of the Company’s $300.0 million aggregate principal amount of 5.75% senior notes due May 15, 2018 (the “2018 Senior Notes”) indicating that it will redeem the 2018 Senior Notes in full on September 1, 2016. The 2018 Senior Notes will be redeemed at 100% of the aggregate principal amount of the 2018 Senior Notes outstanding plus the applicable “make whole” redemption price specified in the Indenture, dated as of May 15, 2013, that governs the 2018 Senior Notes, among the Company, the guarantors party thereto and the trustee (“2018 Senior Notes Indenture”), plus accrued and unpaid interest up to the redemption date. As of June 30, 2016, the Company had $181.5 million in aggregate principal amount of 2018 Senior Notes outstanding. The total amount estimated to be paid upon redemption is $198.5 million, which will be paid with borrowings under the Company’s $280 million line of credit (the “Line of Credit”). Following the redemption, no 2018 Senior Notes will remain outstanding.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended June 30, 2016 (the “current quarter”) compared to the three months ended June 30, 2015 (the “prior year quarter”) are summarized below.

•
Total revenue was $241.2 million for the current quarter, representing an increase of $4.7 million, or 2.0%, compared to the prior year quarter. Net revenue decreased $5.8 million, or 4.3%, to $128.2 million for the current quarter compared to the prior year quarter.

•
Income from operations was $6.6 million for the current quarter, representing an increase of $0.2 million, or 3.9%, compared to the prior year quarter, primarily due to a $4.7 million decrease in operations and administration expenses.

•
Net income was $2.1 million and diluted net income per share was $0.08 for both the current quarter and prior year quarter. Net income and net income per share were affected by certain income and expense items in the current quarter and prior year quarter. See “Non GAAP Disclosure—Adjusted Earnings Measures” for additional information.

Net Revenue

Net revenue is composed of total revenue less the cost of disposed merchandise and the consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following table shows the components of net revenue for the Company’s operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$76,110	59.4%	$76,899	57.4%	$155,795	57.2%	$154,212	54.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	38,754	30.2%	40,643	30.3%	87,833	32.3%	92,972	33.1%
Pawn-related net revenue	$114,864	89.6%	$117,542	87.7%	$243,628	89.5%	$247,184	88.0%
Consumer loan fees, net of loss provision	12,514	9.8%	14,898	11.1%	26,678	9.8%	30,430	10.8%
Other revenue	837	0.6%	1,551	1.2%	1,953	0.7%	3,468	1.2%
Net revenue	$128,215	100.0%	$133,991	100.0%	$272,259	100.0%	$281,082	100.0%

For the current quarter, net revenue decreased $5.8 million, or 4.3%, from the prior year quarter. Consumer loan net revenue decreased $2.4 million, or 16.0%, from the prior year quarter to the current quarter, primarily due to the Company’s strategic decision to deemphasize and eliminate short-term and secured installment loan consumer lending activities in many of its locations. Proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $1.9 million, or 4.6%, from the prior year quarter to the current quarter, primarily due to negative gross profit on commercial disposition activities in the current quarter, partially offset by higher gross profit on jewelry and general merchandise retail sales in the Company’s storefront locations. Pawn loan fees and service charges decreased $0.8 million, or 1.0%, from the prior year quarter to the current quarter, primarily due to lower average pawn loan balances. Same-store net revenue decreased 4.5% for the current quarter compared to the prior year quarter. Same-store net revenue, excluding net revenue from commercial disposition activities and net revenue from consumer loans, decreased 0.3% for the current quarter compared to the prior year quarter. In comparison to pawn lending and the retail disposition of merchandise, commercial disposition activities and consumer lending activities represent sources of net revenue that are much less central to the Company’s core operations and strategy.

For the six months ended June 30, 2016 (the “current six-month period”), net revenue decreased $8.8 million, or 3.1%, from the same period in 2016 (the “prior year six-month period”). Proceeds from disposition of merchandise, net of cost of disposed merchandise, decreased $5.1 million, or 5.5%, from the prior year six-month period to the current year six-month period, primarily due to negative gross profit on commercial disposition activities in the current six-month period, partially offset by higher gross profit on jewelry and general merchandise retail sales in the Company’s storefront locations. Consumer loan net revenue decreased $3.8 million, or 12.3%, from the prior year six-month period to the current year six-month period, primarily due to the Company’s strategic decision to deemphasize and eliminate short-term and secured installment loan consumer lending activities in many of its locations. Pawn loan fees and service charges increased $1.6 million, or 1.0%, from the prior year six-month period to the current year six-month period, primarily due to higher pawn loan yields. Same-store net revenue decreased 3.1% for the current six-month period compared to the prior year six-month period. Same-store net revenue, excluding net revenue from commercial disposition activities and net revenue from consumer loans, increased 1.9% for the current six-month period compared to the prior year six-month period.

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

In calculating adjusted earnings and adjusted earnings per share, management excludes intangible asset amortization, non-cash equity-based compensation, and foreign currency transaction gains or losses. In addition, management has determined that the adjustments to the Adjusted Earnings Measures and adjusted EBITDA, as applicable, included in the tables below are useful to analysts and investors in order to allow them to compare the Company’s financial results for the current period with the comparative period without the effect of the below items, which management believes are less frequent in nature:

•	costs related to the pending Merger;

•	the loss on early extinguishment of debt;

•	the gain on disposition of equity securities;

•
severance and other employee-related costs for administrative and operations staff reductions in connection with the Company’s reorganization to better align the corporate and operating cost structure with its remaining storefront operations (the “Reorganization”) after the Company completed the distribution of approximately 80% of the outstanding shares of Enova International, Inc. (“Enova”) common stock to the Company’s shareholders in 2014 (the “Enova Spin-off “); and

•	the loss on significant divestitures of non-strategic operations.

Adjusted EBITDA is presented for the trailing twelve months ended June 30, 2016 and 2015. Therefore, certain adjusting items that occurred in the third and fourth quarters of 2015 and 2014 are presented in the adjusted EBITDA table.
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

Adjusted Earnings Measures
The following table provides a reconciliation for the three and six months ended June 30, 2016 and 2015, between net income and diluted net income per share calculated in accordance with GAAP to the Adjusted Earnings Measures, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted net income per share	$2,098	$0.08	$2,071	$0.08	$12,731	$0.51	$9,916	$0.35
Adjustments (net of tax):
Merger expenses	2,323	0.10	—	—	2,323	0.09	—	—
Loss on early extinguishment of debt	—	—	382	0.01	7	—	382	0.01
Gain on disposition of equity securities	(4)	—	(709)	(0.03)	(79)	—	(790)	(0.02)
Reorganization expenses	—	—	—	—	—	—	537	0.02
Adjusted net income and adjusted diluted net income per share	4,417	0.18	1,744	0.06	14,982	0.60	10,045	0.36
Other adjustments (net of tax):
Intangible asset amortization	968	0.04	1,028	0.04	1,935	0.08	2,057	0.07
Non-cash equity-based compensation	684	0.03	1,038	0.04	1,801	0.07	2,044	0.07
Foreign currency transaction loss (gain)	—	—	4	—	—	—	(20)	—
Adjusted earnings and adjusted earnings per share	$6,069	$0.25	$3,814	$0.14	$18,718	$0.75	$14,126	$0.50

(a)
Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

The tables below outline the gross amounts, the impact of income taxes and the net amounts for each of the adjustments included in the previous table (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger expenses	$3,688	$1,365	$2,323	$—	$—	$—
Loss on early extinguishment of debt	—	—	—	607	225	382
Gain on disposition of equity securities	(6)	(2)	(4)	(1,099)	(390)	(709)
Reorganization expenses	—	—	—	—	—	—
Total Adjustments	$3,682	$1,363	$2,319	$(492)	$(165)	$(327)

Intangible asset amortization	$1,536	$568	$968	$1,631	$603	$1,028
Non-cash equity-based compensation	1,085	401	684	1,648	610	1,038
Foreign currency transaction loss	—	—	—	7	3	4
Total Other adjustments	$2,621	$969	$1,652	$3,286	$1,216	$2,070

	Six Months Ended June 30,
	2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger expenses	$3,688	$1,365	$2,323	$—	$—	$—
Loss on early extinguishment of debt	11	4	7	607	225	382
Gain on disposition of equity securities	(123)	(44)	(79)	(1,225)	(435)	(790)
Reorganization expenses	—	—	—	853	316	537
Total Adjustments	$3,576	$1,325	$2,251	$235	$106	$129

Intangible asset amortization	$3,072	$1,137	$1,935	$3,265	$1,208	$2,057
Non-cash equity-based compensation	2,859	1,058	1,801	3,247	1,203	2,044
Foreign currency transaction gain	—	—	—	(32)	(12)	(20)
Total Other adjustments	$5,931	$2,195	$3,736	$6,480	$2,399	$4,081

Adjusted EBITDA

The following table provides a reconciliation between net income, which is the nearest GAAP measure presented in the Company’s financial statements, to adjusted EBITDA (dollars in thousands):

	Trailing 12 Months Ended
	June 30,
	2016	2015
Net income	$30,381	$8,038
Provision for income taxes	15,744	9,623
Gain on disposition of equity securities	(586)	(1,225)
Loss on early extinguishment of debt	11	6,598
Foreign currency transaction gain	—	(28)
Interest expense, net	14,498	15,254
Depreciation and amortization expenses	53,706	59,696
Adjustments:
Merger expenses	3,688	—
Reorganization expenses	—	8,391
Loss on divestitures	—	5,176
Adjusted EBITDA	$117,442	$111,523
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,039,621	$1,064,679
Adjusted EBITDA	$117,442	$111,523
Adjusted EBITDA as a percentage of total revenue	11.3%	10.5%

QUARTER ENDED JUNE 30, 2016 COMPARED TO QUARTER ENDED JUNE 30, 2015

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2016 and 2015 (dollars in thousands except where otherwise noted):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Pawn loan fees and service charges	$76,110	$76,899	$(789)	(1.0)%
Ending pawn loan balance (as of June 30,)	$237,220	$247,381	$(10,161)	(4.1)%
Average pawn loan balance outstanding	$223,360	$228,140	$(4,780)	(2.1)%
Amount of pawn loans written and renewed	$245,608	$257,430	$(11,822)	(4.6)%
Average amount per pawn loan (in ones)	$124	$124	$—	—%
Annualized yield on pawn loans	137.0%	135.2%

Average pawn loan balances outstanding decreased $4.8 million, or 2.1%, in the current quarter compared to the prior year quarter, primarily due to lower average pawn loan balances in same-store pawn locations and a decrease in the number of stores offering pawn loans following the closure or sale of certain less profitable store locations. Same-store pawn loan balances were 3.6% lower at June 30, 2016 compared to June 30, 2015.

Pawn loan fees and service charges decreased by $0.8 million, or 1.0%, in the current quarter compared to the prior year quarter. This decrease was primarily driven by lower average pawn loan balances in the current quarter compared to the prior year quarter, partially offset by a higher pawn loan yield of 137.0% in the current quarter compared to 135.2% in the prior year quarter. The higher pawn loan yield was primarily due to a shift in the geographic concentrations of pawn loans into states with higher statutory pawn loan yields, as well as an increase in the permitted statutory loan fees in some markets.

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

The following table summarizes the proceeds from the disposition of merchandise and the related gross profit for pawn operations for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$122,588	$25,550	$148,138	$119,323	$19,380	$138,703
Gross profit on disposition	$39,431	$(677)	$38,754	$38,798	$1,845	$40,643
Gross profit margin	32.2%	(2.6)%	26.2%	32.5%	9.5%	29.3%
Percentage of total gross profit	101.7%	(1.7)%	100.0%	95.5%	4.5%	100.0%

Proceeds from disposition for pawn operations increased $9.4 million, or 6.8%, in the current quarter compared to the prior year quarter. Retail proceeds from disposition comprised $3.3 million of the total increase, primarily due to an increase in jewelry sales in the Company’s storefront locations. The Company’s merchandise turnover ratio remained stable at 2.0 times in both the current and prior year quarters. Management expects merchandise turnover to remain at or below the current quarter level going forward, as the merchandise turnover ratio will be more closely tied to traditional retail jewelry merchandise turnover levels.

Gross profit on disposition for pawn operations decreased $1.9 million, or 4.6%, in the current quarter compared to the prior year quarter, primarily due to a $2.5 million decrease in gross profit on commercial dispositions as a result of lower gold and diamond yields, which produced a negative gross profit margin on commercial dispositions in the current quarter. Partially offsetting the loss on commercial dispositions was a $0.6 million, or 1.6%, increase in gross profit on retail dispositions, primarily due to the Company’s emphasis on retail jewelry sales in storefront locations. The increase in gross profit on retail dispositions was achieved while maintaining a stable gross profit margin on retail dispositions of 32.2% in the current quarter, compared to 32.5% in the prior year quarter. Management plans to continue emphasizing retail jewelry sales and believes that an increased amount of jewelry sales as a percentage of overall retail sales could improve overall retail gross profit margins gradually over time.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn lending operations as of June 30, 2016 and 2015, and December 31, 2015 (dollars in thousands):

	As of June 30,				As of December 31,
	2016		2015		2015
	Amount	%	Amount	%	Amount	%
Jewelry - held for one year or less	$128,509	58.1%	$117,254	57.0%	$135,215	55.3%
Other merchandise - held for one year or less	87,094	39.4%	77,659	37.8%	93,498	38.3%
Total merchandise held for one year or less	215,603	97.5%	194,913	94.8%	228,713	93.6%
Jewelry - held for more than one year	3,014	1.4%	5,233	2.5%	8,935	3.7%
Other merchandise - held for more than one year	2,595	1.1%	5,460	2.7%	6,701	2.7%
Total merchandise held for more than one year	5,609	2.5%	10,693	5.2%	15,636	6.4%
Merchandise held for disposition, gross	$221,212	100.0%	$205,606	100.0%	$244,349	100.0%
Less: Inventory valuation allowance	$(2,950)		$(2,600)		$(2,800)
Merchandise held for disposition, net of allowance	$218,262		$203,006		$241,549

Merchandise held for disposition, net of allowance, increased $15.3 million, or 7.5%, from June 30, 2015 to June 30, 2016, primarily due to an increase in unredeemed pawn loans. The allowance for merchandise held for disposition increased by $0.4 million from June 30, 2015 to June 30, 2016, primarily due to increased inventory levels.

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

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, the consumer loan loss provision and consumer loan fees, net of the loss provision, for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$10,805	$5,261	$16,066	$13,362	$5,949	$19,311
Less: consumer loan loss provision	2,320	1,232	3,552	1,711	2,702	4,413
Consumer loan fees, net of loss provision	$8,485	$4,029	$12,514	$11,651	$3,247	$14,898
Year-over-year change - $	$(3,166)	$782	$(2,384)	$(2,837)	$1,684	$(1,153)
Year-over-year change - %	(27.2)%	24.1%	(16.0)%	(19.6)%	107.7%	(7.2)%
Consumer loan loss provision as a % of consumer loan fees	21.5%	23.4%	22.1%	12.8%	45.4%	22.9%

Consumer loan fees represented only 7% of consolidated total revenue for the current quarter, compared to 8% of consolidated total revenue for the prior year quarter. Management expects consumer loan fees to continue to decline, primarily due to the continuation of the Company’s strategy to eliminate consumer lending activities in many of its locations.

Consumer loan fees, net of the loss provision, decreased $2.4 million, or 16.0%, in the current quarter compared to the prior year quarter, primarily due to a $3.2 million, or 16.8%, decrease in consumer loan fees. The decrease in total consumer loan fees was primarily due to a decrease in short-term consumer loan fees of $2.6 million, or 19.1%, as a result of the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. For more information, see “The Company’s Business—Locations.” In addition, consumer loan fees decreased due to reduced consumer loan fees from installment loans secured by a customer’s vehicle, which the Company ceased offering in the latter half of 2015.

The consumer loan loss provision decreased $0.9 million, or 19.5%, in the current quarter compared to the prior year quarter. The consumer loan loss provision as a percentage of consumer loan fees decreased to 22.1% in the current quarter compared to 22.9% in the prior year quarter, primarily due to an improvement in the performance of the unsecured installment loan portfolio, which benefited from more refined underwriting and the maturity of the portfolio. In addition, the consumer loan loss provision in the prior year quarter was reduced by $2.3 million in sales of delinquent loans to third parties, compared to delinquent loan sales of $0.6 million in the current quarter. Sales of delinquent consumer loans relates to consumer loans that had previously been charged off. Therefore, the sale of these loans increased recoveries, resulting in a decrease in the loss provision. The high amount of delinquent consumer loan sales in the prior year quarter resulted from the initiation of the program to sell delinquent consumer loans to unaffiliated third parties.

Consumer Loan Information by Product

The following tables provide additional information related to each of the Company’s consumer loan products as of and for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed(a)
Company owned	$93,624	$1,419	$95,043	$107,026	$1,501	$108,527
Guaranteed by the Company(b)	3,833	11,661	15,494	6,811	23,783	30,594
Combined consumer loans written and renewed	$97,457	$13,080	$110,537	$113,837	$25,284	$139,121
	As of June 30,
	2016			2015
Ending consumer loan balances, gross
Company owned	$26,265	$3,269	$29,534	$29,092	$4,834	$33,926
Guaranteed by the Company(b)	819	6,572	7,391	1,659	11,223	12,882
Combined ending consumer loan balances, gross(d)	$27,084	$9,841	$36,925	$30,751	$16,057	$46,808
Allowance and liability for losses
Company owned	$1,350	$958	$2,308	$2,106	$1,427	$3,533
Guaranteed by the Company(b)	27	313	340	159	1,763	1,922
Combined allowance and liability for losses	$1,377	$1,271	$2,648	$2,265	$3,190	$5,455
Ending consumer loan balances, net
Company owned	$24,915	$2,311	$27,226	$26,986	$3,407	$30,393
Guaranteed by the Company(b)	792	6,259	7,051	1,500	9,460	10,960
Combined ending consumer loan balances, net(d)	$25,707	$8,570	$34,277	$28,486	$12,867	$41,353
Average amount outstanding per consumer loan (in ones)(a)(c)	$446	$1,199		$454	$1,241
Allowance and liability for losses as a % of combined ending consumer loan balance, gross(d)	5.1%	12.9%	7.2%	7.4%	19.9%	11.7%

(a)	The disclosure regarding the amount of consumer loans written and renewed and the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

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

Consumer loans written and renewed decreased $28.6 million, or 20.5%, in the current quarter compared to the prior year quarter, primarily due a decrease in the number of storefront locations offering consumer loans, as well as elevated levels of unsecured installment loans written in the prior year quarter due to the initial expansion of the unsecured installment loan product in the state of Ohio in the first half of 2015. In addition, consumer loans written and renewed decreased due to the discontinuation of the installment loan product secured by a customer’s vehicle in the latter half of 2015.

Management estimates future consumer loan loss rates for all of its consumer loan products based on current and historical credit quality and trends. The allowance and liability for anticipated losses as a percentage of gross consumer loan balances decreased to 7.2% as of June 30, 2016, compared to 11.7% as of June 30, 2015, primarily due to an improvement in the performance of the unsecured installment loan portfolio, which benefited from more refined underwriting and the maturity of the portfolio.

The decrease in the average amount outstanding per installment loan as of June 30, 2016 compared to June 30, 2015 was due to the expansion of the unsecured installment loan product in certain store locations in the prior year quarter. The expansion of the unsecured installment loan product resulted in higher average balances per loan at June 30, 2015 due to the high amount of new loans in the unsecured installment loan portfolio at that date, as these new loans were closer to the beginning of their term and, therefore, had higher average outstanding balances per loan. In addition, the average amount outstanding per installment loan decreased due to the discontinuation of the Company’s installment loan products secured by a customer’s vehicle that typically carried higher average balances than unsecured installment loans.

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

The table below shows additional detail of the operations and administration expenses for the Company for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$51,382	$12,651	$64,033	$53,031	$12,667	$65,698
Occupancy	28,280	729	29,009	29,581	914	30,495
Other	8,069	7,503	15,572	9,081	8,032	17,113
Total	$87,731	$20,883	$108,614	$91,693	$21,613	$113,306

Consolidated operations and administration expenses decreased $4.7 million, or 4.1%, in the current quarter compared to the prior year quarter. This overall decline in expenses is consistent with management’s strategy and related initiatives to improve marginal profitability by optimizing the Company’s overall cost structure.

Operations expenses decreased $4.0 million, or 4.3%, in the current quarter compared to the prior year quarter, primarily due to lower personnel and occupancy costs that resulted from the Reorganization and decreased storefront locations. In addition, operations expenses in the prior year quarter included $0.7 million of expenses related to store and office closures, compared to $0.1 million of expenses related to store and office closures in the current quarter.

Administration expenses decreased $0.7 million, or 3.4%, in the current quarter compared to the prior year quarter, despite the fact that administration expenses in the current quarter included $3.7 million of legal, professional, contract cancellation, severance and other expenses related to the Merger. Decreases in administration expenses that offset the Merger expenses and caused administration expenses to decrease for the current quarter were primarily related to decreased salaries and wages as a result of the Reorganization, and decreased consulting and miscellaneous administrative expenses, although these decreases were partially offset by higher employee benefit costs in the current quarter. In addition, other administration expenses decreased in the current quarter compared to the prior year quarter primarily due to a $1.9 million impairment loss in the prior year quarter related to a capitalized systems development project that the Company discontinued.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Depreciation	$11,492	$12,928	$(1,436)	(11.1)%
Amortization	1,536	1,631	(95)	(5.8)%
Total	$13,028	$14,559	$(1,531)	(10.5)%

Depreciation and amortization expenses decreased $1.5 million in the current quarter compared to the prior year quarter, primarily due to a reduction in capital investment activities beginning in 2015 as part of the Company’s strategy to improve marginal profitability, as well as a reduced number of pawn and consumer lending locations as a result of store closures and sales. Management expects this trend of lower depreciation expense to continue as management has reduced the level of capital investment related to the remodeling of stores, which will reduce the depreciation burden on net income in future periods.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Interest expense accrued on debt and other obligations	$2,679	$2,793	$(114)	(4.1)%
Debt related fees, issuance costs and discount amortization	757	764	(7)	(0.9)%
Total interest expense	$3,436	$3,557	$(121)	(3.4)%
Less: interest income	—	(5)	5
Interest expense, net	$3,436	$3,552	$(116)	(3.3)%

Interest expense, net of interest income, decreased $0.1 million, or 3.3%, in the current quarter compared to the prior year quarter.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $0.6 million in the prior year quarter as a result of the Company repurchasing $12.0 million in principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $1.1 million in the prior year quarter compared to an immaterial gain on the disposition of equity securities in the current quarter. These gains were recognized in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock. See Note 4 of the consolidated financial statements for additional information.

Income Taxes

The Company’s effective tax rate was 33.2% in the current quarter as compared to the effective tax rate of 36.5% in the prior year quarter. The decrease in the effective tax rate in the current quarter was primarily due to a $0.2 million excess income tax benefit from stock compensation that reduced the income tax provision as a result of the prospective adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Note 1 of the consolidated financial statements for additional information on the adoption of ASU 2016-09.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities for the six months ended June 30, 2016 and 2015 (dollars in thousands, except where otherwise noted):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Pawn loan fees and service charges	$155,795	$154,212	$1,583	1.0%
Average pawn loan balance outstanding	$230,148	$231,748	$(1,600)	(0.7)%
Amount of pawn loans written and renewed	$473,961	$479,606	$(5,645)	(1.2)%
Average amount per pawn loan (in ones)	$127	$126	$1	0.8%
Annualized yield on pawn loans	136.1%	134.2%

Average pawn loan balances decreased $1.6 million, or 0.7%, in the current six-month period compared to the prior year six-month period, primarily due to a decrease in the number of stores offering pawn loans following the closure or sale of certain less profitable store locations. Partially offsetting this decrease, average pawn loan balances in same-store pawn locations increased slightly in the current six-month period compared to the prior year six-month period.

Pawn loan fees and service charges increased $1.6 million, or 1.0%, in the current six-month period compared to the prior year six-month period. This increase was primarily driven by a higher pawn loan yield of 136.1% in the current six-month period compared to 134.2% in the prior year six-month period, primarily due to a shift in the geographic concentrations of pawn loans into states with higher statutory pawn loan yields, as well as an increase in the permitted statutory loan fees in some markets. Partially offsetting this increase, pawn loan fees and services were reduced by lower average pawn loan balances in the current six-month period compared to the prior year six-month period.

Proceeds from Disposition of Merchandise and Gross Profit

The following table summarizes the proceeds from the disposition of merchandise and the related gross profit for pawn operations for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
Domestic pawn operations	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$273,315	$53,120	$326,435	$267,472	$43,444	$310,916
Gross profit on disposition	$89,031	$(1,198)	$87,833	$85,754	$7,218	$92,972
Gross profit margin	32.6%	(2.3)%	26.9%	32.1%	16.6%	29.9%
Percentage of total gross profit	101.4%	(1.4)%	100.0%	92.2%	7.8%	100.0%

Proceeds from disposition for pawn operations increased $15.5 million, or 5.0%, in the current six-month period compared to the prior year six-month period. Retail proceeds from disposition comprised $5.8 million of the total increase, primarily due to an increase in retail jewelry sales in the Company’s storefront locations. The Company’s merchandise turnover ratio remained relatively stable at 2.1 times in the current six-month period compared to 2.2 times in the prior year six-month period.

Gross profit on disposition for pawn operations decreased $5.1 million, or 5.5%, in the current six-month period compared to the prior year six-month period, primarily due to a $8.4 million decrease in gross profit on commercial dispositions as a result of lower gold and diamond yields, which produced a negative gross profit margin on commercial dispositions in the current six-month period. Partially offsetting the loss on commercial dispositions was a $3.3 million, or 3.8%, increase in gross profit on retail dispositions, primarily due to the Company’s emphasis on retail jewelry sales in storefront locations. The gross profit margin on retail dispositions increased to 32.6% in the current six-month period, compared to 32.1% in the prior year six-month period, primarily due to the emphasis in the prior year six-month period on the discounting of non-jewelry merchandise in an effort to reduce the levels of non-jewelry merchandise held for more than one year.

Consumer Loan Activities

Consumer Loan Fees, Net of Loss Provision

The following table sets forth interest and fees on consumer loans, the consumer loan loss provision and consumer loan fees, net of the loss provision, for the current six-month period and prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loan fees	$22,436	$11,737	$34,173	$30,425	$9,205	$39,630
Less: consumer loan loss provision	4,689	2,806	7,495	4,830	4,370	9,200
Consumer loan fees, net loss provision	$17,747	$8,931	$26,678	$25,595	$4,835	$30,430
Year-over-year change - $	$(7,848)	$4,096	$(3,752)	$(5,445)	$1,663	$(3,782)
Year-over-year change - %	(30.7)%	84.7%	(12.3)%	(17.5)%	52.4%	(11.1)%
Consumer loan loss provision as a % of consumer loan fees	20.9%	23.9%	21.9%	15.9%	47.5%	23.2%

Consumer loan fees, net of the loss provision, decreased $3.8 million, or 12.3%, in the current six-month period compared to the prior year six-month period, primarily due to a $5.5 million, or 13.8%, decrease in consumer loan fees. The decrease in consumer loan fees was primarily due to a decrease in short-term consumer loan fees of $8.0 million, or 26.3%, as a result of the closure and sale of certain store locations and the Company’s strategic decision to deemphasize and eliminate short-term consumer lending activities in many of its locations. For more information, see “The Company’s Business—Locations.” In addition, consumer loan fees decreased due to reduced consumer loan fees from installment loans secured by a customer’s vehicle, which the Company ceased offering in the latter half of 2015. The decrease in consumer loan fees from the short-term and secured installment loan products was partially offset by an increase in fees from an unsecured installment loan product that began being offered more broadly in the state of Ohio in the prior year six-month period.

The consumer loan loss provision decreased by $1.7 million, or 18.5%, in the current six-month period compared to the prior year six-month period. The consumer loan loss provision as a percentage of consumer loan fees decreased to 21.9% in the current six-month period compared to 23.2% in the prior year six-month period, primarily due to an improvement in the performance of the unsecured installment loan portfolio, which benefited from more refined underwriting and the maturity of the portfolio since the expansion of the product offering in the prior year six-month period. In addition, the consumer loan loss provision in the prior year six-month period was reduced by $2.3 million in sales of delinquent loans to third parties, compared to delinquent loan sales of $0.6 million in the current six-month period. Sales of delinquent consumer loans related to consumer loans that had previously been charged off. Therefore, the sale of these loans increased recoveries, resulting in a decrease in the loss provision. The high amount of delinquent consumer loan sales in the prior year six-month period resulted from the initiation of the program to sell delinquent consumer loans to unaffiliated third parties.

Consumer Loans Written and Renewed

The following table summarizes consumer loans written and renewed for the current six-month period and prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Short-term loans	Installment loans	Total	Short-term loans	Installment loans	Total
Consumer loans written and renewed
Company owned	$185,838	$2,609	$188,447	$241,503	$2,949	$244,452
Guaranteed by the Company (a)	8,043	20,290	28,333	14,868	37,786	52,654
Combined consumer loans written and renewed	$193,881	$22,899	$216,780	$256,371	$40,735	$297,106

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

Consumer loans written and renewed decreased $80.3 million, or 27.0%, in the current six-month period compared to the prior year six-month period, primarily due a decrease in the number of storefront locations offering consumer loans, as well as elevated levels of unsecured installment loans written in the prior year six-month period due to the initial expansion of the unsecured installment loan product in the state of Ohio in the first half of 2015. In addition, consumer loans written and renewed decreased due to the discontinuation of the installment loan product secured by a customer’s vehicle in the latter half of 2015.

Operations and Administration Expenses

The table below shows additional detail of the operations and administration expenses for the Company for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Operations	Administration	Total	Operations	Administration	Total
Personnel	$104,977	$26,191	$131,168	$108,959	$28,897	$137,856
Occupancy	57,989	1,374	59,363	59,255	1,813	61,068
Other	16,286	12,588	28,874	18,121	12,599	30,720
Total	$179,252	$40,153	$219,405	$186,335	$43,309	$229,644

Consolidated operations and administration expenses decreased $10.2 million, or 4.5%, in the current six-month period compared to the prior year six-month period. This overall decline in expenses is consistent with management’s strategy and related initiatives to improve marginal profitability by optimizing the Company’s overall cost structure.

Operations expenses decreased $7.1 million, or 3.8%, in the current six-month period compared to the prior year six-month period, primarily due to lower personnel and occupancy costs that resulted from the Reorganization and decreased storefront locations. In addition, operations expenses in the prior year six-month period included $1.1 million of expenses related to store and office closures, compared to $0.4 million of expenses related to store and office closures in the current six-month period. Furthermore, other operations expenses decreased in the current six-

month period compared to the prior year six-month period due to lower costs related to postage, shop systems, bank fees and travel.

Administration expenses decreased $3.2 million, or 7.3%, in the current six-month period compared to the prior year six-month period, despite the fact that administration expenses in the current six-month period included $3.7 million of legal, professional, contract cancellation, severance and other expenses related to the Merger. Decreases in administration expenses that offset the Merger expenses and caused administration expenses to decrease for the current six-month period were primarily related to decreased salaries and wages and performance-based incentive expense as a result of the Reorganization, although these decreases were partially offset by higher employee benefit costs in the current six-month period. In addition, other administration expenses decreased in the current six-month period compared to the prior year six-month period primarily due to a $1.9 million impairment loss in the prior year six-month period related to a capitalized systems development project that the Company discontinued.

Depreciation and Amortization Expenses

The following table shows the Company’s depreciation and amortization expense for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Depreciation	$23,461	$25,813	$(2,352)	(9.1)%
Amortization	3,072	3,265	(193)	(5.9)%
Total	$26,533	$29,078	$(2,545)	(8.8)%

Depreciation and amortization expenses decreased $2.5 million in the current six-month period compared to the prior year six-month period, primarily due to a reduction in capital investment activities beginning in 2015 as part of the Company’s strategy to improve marginal profitability, as well as a reduced number of pawn and consumer lending locations as a result of store closures and sales.

Interest Expense and Interest Income

The following table shows the Company’s interest income and expense for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Interest expense accrued on debt and other obligations	$5,859	$5,687	$172	3.0%
Debt related fees, issuance costs and discount amortization	1,496	1,514	(18)	(1.2)%
Total interest expense	$7,355	$7,201	$154	2.1%
Less: interest income	(20)	(7)	(13)	(185.7)%
Interest expense, net	$7,335	$7,194	$141	2.0%

Interest expense, net of interest income, increased $0.1 million in the current six-month period compared to the prior year six-month period.

Loss on Early Extinguishment of Debt

The Company incurred a loss on early extinguishment of debt of $0.6 million in the prior year six-month period as a result of the Company repurchasing $12.0 million in principal amount of the 2018 Senior Notes for cash consideration of $12.4 million. This repurchase resulted in a loss on early extinguishment of debt of $0.6 million, which consisted of a $0.4 million premium paid and a $0.2 million expense resulting from the write-off of deferred loan costs.

Gain on Disposition of Equity Securities

The Company incurred a gain on the disposition of equity securities of $0.1 million in the current six-month period and $1.2 million in the prior year six-month period in connection with the delivery of Enova common stock to holders of vested restricted stock unit awards that are payable in shares of the Company and in Enova common stock. See Note 4 of the consolidated financial statements for additional information.

Income Taxes

The Company’s effective tax rate was 33.3% in the current six-month period as compared to the effective tax rate of 38.1% in the prior year six-month period. The effective tax rate in the current six-month period was lower primarily due to lower state income taxes and a $0.7 million excess income tax benefit from stock compensation that reduced the income tax provision as a result of the prospective adoption of ASU 2016-09. See Note 1 of the consolidated financial statements for additional information on the adoption of ASU 2016-09.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$62,495	$62,227
Pawn activities, net	$13,785	$5,968
Consumer loan activities, net	(5,031)	4,291
Acquisitions, net of cash acquired	(867)	—
Purchases of property and equipment	(7,622)	(6,883)
Other investing	(139)	1,566
Net cash provided by investing activities	$126	$4,942
Net payments under debt instruments	$(26,269)	$(12,411)
Treasury shares purchased and accelerated share repurchases forward contract	(35,569)	(60,975)
Dividends paid	(3,907)	(2,798)
Net cash used in financing activities	$(65,745)	$(76,184)

Net decrease in cash and cash equivalents	$(3,124)	$(9,056)

Working capital	$542,719	$621,685
Cash and cash equivalents	$20,029	$43,986
Total debt (includes current maturities of long-term debt)	$183,280	$181,319
Net debt (Total debt less cash and cash equivalents)	$163,251	$137,333

Current ratio	7.5 x	7.8 x
Merchandise turnover	2.1 x	2.2 x
Total debt to Adjusted EBITDA ratio(a)	1.6 x	1.6 x
Net debt to Adjusted EBITDA ratio(a)	1.4 x	1.2 x

(a)
Non-GAAP measure. See “The Company’s Business—Non-GAAP Disclosure—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA for the trailing twelve months ended June 30, 2016 and 2015 to net income.

Cash Flows from Operating Activities

Net cash provided by operating activities was $62.5 million for the current six-month period, which represented an increase of $0.3 million, or 0.4%, from $62.2 million in the prior year six-month period. The increase primarily included a $12.6 million increase due to a reduction in the balance of merchandise purchased from customers, a $6.1 million increase in prepaid expenses and other assets primarily due to an increase of a receivable from a third-party consumer loan lender in the prior year six-month period, and a $2.8 million increase in net income. Largely offsetting this increase, net cash provided by operating activities decreased due to a $10.1 million decrease in accounts payable and accrued expenses, primarily due to decreases in customer deposits and accrued personnel costs in the current six-month period compared to increases in these items in the prior year six-month period. In addition, current and deferred income taxes payable decreased by $7.1 million, primarily due to additional estimated tax payments due in 2016.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.1 million in the current six-month period, which represented a decrease of $4.8 million from net cash provided by investing activities in the prior year six-month period. Net cash provided by consumer loan activities decreased $9.3 million in the current six-month period compared to the prior year six-month period, primarily due to a decrease in the volume of consumer loans written as a result of the Company’s strategic reduction of its consumer lending activities and lower proceeds received from the sale of delinquent loans to third parties. Partially offsetting this decrease, net cash provided by pawn activities increased $7.8 million in the current six-month period compared to the prior year six-month period, primarily due to an increase in pawn loan principal recovered through the disposition of forfeited merchandise.

In addition, expenditures for property and equipment increased $0.7 million in the current six-month period compared to the prior year six-month period. Management anticipates that expenditures for property and equipment, excluding acquisitions of stores, for the remainder of 2016 will be between $7.0 million and $12.0 million, primarily for the remodeling of stores, facility upgrades and technology infrastructure.

With respect to the Enova shares retained by the Company in connection with the Enova Spin-off, the Company has agreed, pursuant to a private letter ruling and a supplemental request approved by the Internal Revenue Service, to dispose of its Enova shares (other than shares retained for delivery under the Company’s long-term incentive plans) before September 15, 2017. The sale of the Enova shares will generate additional cash flows. The Company’s investment in Enova common stock was $47.1 million as of June 30, 2016 based on a quoted market price per share of $7.36. See Note 4 of the consolidated financial statements for additional information.

Cash Flows from Financing Activities

Net cash flows used in financing activities was $65.7 million in the current six-month period, which represented a decrease of $10.4 million from $76.2 million in the prior year six-month period. The decrease in net cash flows used in financing activities was primarily due to a $22.1 million decrease in cash used to repurchase the Company’s common stock in the current six-month period compared to the prior year six-month period. The Company used cash to repurchase $35.6 million of its common stock in the current six-month period, compared to $57.7 million in share repurchases in the prior year six-month period. See “Share Repurchases” below for additional information.

Cash used for debt repayments, net of borrowings, increased by $13.9 million in the current six-month period compared to the prior year six-month period. Debt repayment activity in the current six-month period totaled $26.3 million and included $23.3 million in net payments under the Line of Credit and the repurchase of $3.0 million in principal amount of the 2018 Senior Notes. In the prior year six-month period, the Company used $12.4 million in cash to repurchase $12.0 million in principal amount of the 2018 Senior Notes.

As of June 30, 2016, the Company had $276.2 million in available borrowings under the Line of Credit. Management believes that the borrowings available under the Line of Credit, anticipated cash generated from operations and current working capital of $542.7 million is sufficient to meet the Company’s anticipated capital requirements for its business. See Note 5 of the consolidated financial statements for additional information regarding the Company’s debt instruments, including the Line of Credit.

In addition, the Company had standby letters of credit of $6.0 million issued under its $20.0 million standby Letter of Credit Facility as of June 30, 2016.

On August 2, 2016, the Company sent an irrevocable notice to all holders of the 2018 Senior Notes indicating that it will redeem the 2018 Senior Notes in full on September 1, 2016. The 2018 Senior Notes will be redeemed at 100% of the aggregate principal amount of the 2018 Senior Notes outstanding plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest up to the redemption date. As of June 30, 2016, the Company had $181.5 million in aggregate principal amount of 2018 Senior Notes outstanding. The total amount estimated to be paid upon redemption is $198.5 million, which will be paid with borrowings under the Company’s Line of Credit. Following the redemption, no 2018 Senior Notes will remain outstanding.

As of June 30, 2016, the Company believes it was in compliance with all covenants or other requirements set forth in its debt agreements.     On June 26, 2015, the Trustee under the 2018 Senior Notes Indenture, filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges that the Enova Spin-off was not permitted by the 2018 Senior Notes Indenture, and the Trustee is seeking a remedy equal to principal and accrued and unpaid interest, plus a make-whole premium, to be paid to the holders of the 2018 Senior Notes. The Company disagrees with the assertion in the lawsuit that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company also disagrees that a make-whole premium would be due to the holders of the 2018 Senior Notes even if it is determined that the Enova Spin-off was not permitted under the 2018 Senior Notes Indenture. The Company believes the position taken by the Trustee is without merit, and the Company intends to vigorously defend its position. On August 2, 2016, the Company exercised its option to redeem the 2018 Senior Notes in full. For additional information on the upcoming redemption, see the previous paragraph.

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

Share Repurchases

In October 2015, the Board of Directors authorized a share repurchase program for the repurchase of up to 3.0 million shares of the Company’s common stock (the “October 2015 Authorization”), which took effect in December 2015 after all shares under the Company’s previous authorization dated January 2015 to repurchase up to 4.0 million shares of Company stock was completed. During the current six-month period, the Company purchased 1,027,800 shares in open market transactions under the October 2015 Authorization for a total investment of $33.6 million, including commissions. In connection with the Merger with FCFS, the Company agreed to suspend its share repurchase activity, and there has been no share repurchase activity since April 2016. See “The Company’s Business—Recent Developments” and Part II, “Item 1A. Risk Factors” for additional information.

All shares that have been repurchased have been placed in treasury and are not considered outstanding for earnings per common share calculation purposes. As of June 30, 2016, there were 1,956,334 shares remaining under the October 2015 Authorization to repurchase shares. For additional information regarding the Company’s share repurchases during the current six-month period, see Part II, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company, in turn, is responsible for assessing whether or not it will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that the Company guarantees generally have terms of 45 days or less. Unsecured installment loans that the Company guarantees generally have terms of up to twelve months. Secured installment loans that the Company guarantees, which the Company ceased offering in the latter half of 2015, have remaining terms of up to 23 months. As of June 30, 2016 and 2015 and December 31, 2015, the amount of consumer loans guaranteed by the Company, excluding unearned CSO fees, was $7.4 million, $12.9 million and $11.1 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The liability for estimated losses on consumer loans guaranteed by the Company of $0.3 million, $1.9 million and $2.0 million as of June 30, 2016 and 2015 and December 31, 2015, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CRITICAL ACCOUNTING POLICIES

Except as described below, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination and is not amortized. In accordance with Accounting Standards Codification (“ASC”) 350-20-35, Goodwill-Subsequent Measurement (“ASC 350”), the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, which would result in impairment. The Company has one reportable operating segment, which serves as the only reporting unit for goodwill assessment.

The Company completed its annual assessment of goodwill as of June 30, 2016. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), and, based on the results of this assessment, determined that no conditions existed that would make it more likely than not that goodwill was impaired.

As part of the goodwill assessment, the Company also considers certain observable quantitative factors in its assessment, such as the market value of its equity, which is the observable market value of the Company based on the quoted market prices of the Company’s common stock at the measurement date. The Company compares the market value of its equity to the carrying value of its equity. As of June 30, 2016, the market value of the Company’s equity was higher than the carrying value of equity. In addition, as part of the Merger Agreement entered into by the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company, the estimated merger consideration based on the stock price of FCFS as of June 30, 2016 was in excess of the Company’s carrying value of equity. See Note 8 of the consolidated financial statements for a description of the Merger Agreement with FCFS. Therefore, the Company’s goodwill is not considered to be at risk of being impaired at this time. However, a decline in general economic, market or business conditions, significant unfavorable changes in the Company’s forecasted revenue, expenses, cash flows, weighted-average cost of capital, and/or market transaction multiples, or a termination of the Merger Agreement could represent a potential triggering event that may indicate an impairment review should be performed. The Company will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining its fair value.

The Company performed its annual indefinite-lived intangible asset impairment test as of June 30, 2016. The Company’s indefinite-lived intangible assets consist of trademarks, trade names, and licenses and had a carrying amount of $15.0 million as of June 30, 2016. The Company elected to perform a qualitative assessment in accordance with ASU 2012-02 and determined that no conditions existed that would make it more likely than not that the indefinite-lived intangible assets were impaired. Therefore, no further quantitative assessment was required.

RECENT ACCOUNTING PRONOUCEMENTS

See Note 1 of the consolidated financial statements for a discussion of recent accounting pronouncements that the Company has adopted or will adopt in future periods.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 6, 2016, Andrew Samtoy, a purported shareholder of the Company, filed a Stockholder Class Action and Derivative Petition in the District Court of Dallas County of the State of Texas, styled Samtoy et al. v. Stuart et al., DC-16-08063 (the “Samtoy Action”), against the Company’s board of directors, First Cash Financial Services, Inc. (“FCFS”) and Frontier Merger Sub, LLC (“Merger Sub”). The complaint in the Samtoy Action also names the Company as a nominal defendant. The complaint in the Samtoy Action asserts direct and derivative claims against the Company’s board of directors for breach of fiduciary duty in connection with their approval of the proposed transaction. The complaint in the Samtoy Action also asserts direct and derivative claims against FCFS and Merger Sub for allegedly aiding and abetting the Company’s board of directors’ breach of fiduciary duties. The Samtoy Action seeks, among other things, an injunction enjoining the proposed transaction from closing and an award of attorneys’ fees and costs. The Company, its board of directors, FCFS and Merger Sub believe that the claims in the complaint are entirely without merit and intend to defend this action vigorously.

In addition, see “Debt Agreement Compliance” under Note 5 of Part I, “Item 1. Financial Statements” for a discussion of outstanding litigation in connection with the Company’s $300.0 million aggregate principal amount of 5.75% senior notes due May 15, 2018.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business.

ITEM 1A.	RISK FACTORS

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. In addition, this report also contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks faced by the Company described below. The occurrence of one or more of these events could also have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a “Material Adverse Effect.”

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

Additionally, on June 1, 2016, the Consumer Financial Protection Bureau (“CFPB”) issued its notice of proposed rulemaking related to short-term consumer loans. The proposed rules remain open for comment until October 7, 2016 and are expected to become effective 15 months after the rules are finalized. The proposed rules seek to establish an ability to repay assessment on all covered loans, verification by the consumer of certain debts and verification through outside sources by lenders of certain debts, mandatory cooling off periods, alternative loan offerings that would allow lenders to forego the proposed requirement to conduct an ability to repay assessment, and restrictions on collections practices. As written, the proposed rules define the Company’s consumer loan products, both short-term loans and installment loans, as loans covered under the rules, but excludes pawn loans. The Company continues to review the proposed rules to determine the potential impact on its consumer loan portfolio if the proposed rules become final in their current form. The Company’s consumer loan revenue accounted for 7% and 8% of the Company’s consolidated total revenue for the six months ended June 30, 2016 and year ended December 31, 2015, respectively.

The Company closely monitors proposed legislation being discussed in the states where it offers its products and services. Legislative or regulatory actions that affect the products or services offered by the Company at the national, state and local level could have a Material Adverse Effect.

Risk Factors Relating to the Merger with First Cash Financial Services, Inc.

As described in Part 1, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on April 28, 2016, the Company and First Cash Financial Services, Inc., a Delaware corporation (“FCFS”), announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, FCFS and Frontier Merger Sub, LLC, a Texas limited liability company and a direct wholly owned subsidiary of FCFS. Pursuant to the Merger Agreement, the companies will combine in an all-stock Merger of equals (the “Merger”). Upon completion of the transaction, the combined company will be named FirstCash, Inc. (“FirstCash, Inc.”).

In connection with the Merger, the Company filed, with the Securities and Exchange Commission (the “SEC”) on August 1, 2016, a joint definitive proxy statement with FCFS (the “Joint Proxy”). The Joint Proxy was also included in a registration statement on Form S-4/prospectus that was filed by FCFS and declared effective by the SEC on July 29, 2016 (the “Registration Statement”). The Joint Proxy relates to a special meeting of shareholders to be held by each of FCFS and the Company on August 31, 2016 to vote on matters in connection with the proposed Merger, including the approval of the Merger by the Company’s shareholders.
The Company urges you to read the Joint Proxy because it contains important information about the pending Merger, including relevant risk factors.

The exchange ratio is fixed and will not be adjusted in the event of any change in either FCFS’s or the Company’s stock price.

Upon closing of the Merger, the Company’s shareholders will receive 0.840 shares of FCFS common stock for each share of Company common stock plus cash in lieu of fractional shares of FCFS common stock. This exchange ratio will not be adjusted for changes in the market price of either FCFS common stock or the Company common stock between the date of signing the Merger Agreement and completion of the Merger. Changes in the price of FCFS common stock prior to the Merger will affect the value of FCFS common stock that the Company’s shareholders will receive on the date of the Merger. The exchange ratio will be adjusted ratably to fully reflect the effect of any split, combination, reclassification, share dividend, other distribution in shares, reorganization, recapitalization, exchange or other like change with respect to the shares of either FCFS common stock or the Company’s common stock prior to the closing of the Merger.

The prices of FCFS common stock and the Company’s common stock at the closing of the Merger may vary from their prices on the date the Merger Agreement was signed. As a result, the implied value represented by the exchange ratio will also vary. For example, based on the range of closing prices of FCFS common stock during the period from April 27, 2016, the last trading day before public announcement of the Merger, through July 22, 2016, the exchange ratio represented a value ranging from a high of $43.52 to a low of $36.54 for each share of the Company’s common stock.

These variations could result from changes in the business, operations or prospects of FCFS or the Company prior to or following the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of FCFS or the Company. FCFS and the Company may complete the Merger a considerable period after the dates of the FCFS special meeting and the Company’s special meeting. Therefore, at the time of the Company’s special shareholders meeting, the Company’s shareholders may not know with certainty the value of the shares of FCFS common stock that they will receive upon completion of the Merger.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that are outside of FCFS’s or the Company’s control and that FCFS and the Company may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond FCFS’s and the Company’s control, including, among others: (i) the approval of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding shares of the Company’s common stock; (ii) the approval of the issuance of shares of FCFS’s common stock to be issued to the Company’s shareholders in the Merger by the affirmative vote of a majority of the shares of FCFS’s common stock present in person or represented by proxy at FCFS’s special meeting; (iii) the expiration or termination of the required waiting periods under the Hart Scott Rodino Act (which has expired); (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (v) the effectiveness of the Registration Statement; (vi) the receipt of certain tax opinions; and (vii) the absence of a material adverse effect with respect to either FCFS or the Company (as defined in the Merger Agreement). Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that are expected to be achieved if the Merger is successfully completed within its expected time frame.

The Merger Agreement also requires that FCFS and the Company use reasonable best efforts to obtain all necessary or advisable approvals from governmental authorities, including those from a number of the federal, state and municipal authorities that regulate the businesses of FCFS and the Company. There can be no assurances that these regulatory approvals will be obtained. While these regulatory approvals are not a condition to closing the Merger, the failure to obtain any of these regulatory approvals could impose additional material costs on or materially limit the revenue of the combined company following the Merger.

While the Merger is pending, FCFS and the Company will be subject to business uncertainties that could adversely affect their businesses and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons with whom FCFS or the Company has a business relationship may have an adverse effect on each of FCFS’s and the Company’s business, operations and stock price. In connection with the pendency of the Merger, existing customers could decide to no longer do business with FCFS or the Company. In addition, certain projects of FCFS or the Company may be delayed or ceased and business decisions could be deferred. Persons with whom each of FCFS and the Company has a business relationship, such as key vendors or suppliers, could also decide to terminate, modify or renegotiate their relationships with the companies or take other actions as a result of the Merger that could negatively affect FCFS’s and the Company’s revenue, earnings and cash flows. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, the businesses of FCFS and the Company prior to the Merger, and the business of the combined company following the Merger, could be materially harmed. In addition, stockholders and market analysts could also have a negative perception of the Merger, which could cause a material reduction in FCFS’s and the Company’s stock prices and could also result in (i) FCFS not achieving the requisite vote to approve the issuance of FCFS’s shares in the Merger and/or (ii) the Company not achieving the requisite vote to approve the Merger.
A lawsuit has been filed challenging the Merger, and an adverse ruling may prevent the Merger from being completed.
FCFS, Merger Sub, LLC, and the members of the Company’s board of directors were named as defendants and the Company was named as a nominal defendant in a lawsuit brought by an alleged shareholder of the Company challenging the Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. Additional lawsuits may be filed against FCFS, Frontier Merger Sub, LLC, the Company and/or their respective directors or officers in connection with the Merger. See “Part 2. Other Information-Item 1. Legal Proceedings” for more information about the lawsuit that has been filed related to the Merger.
One of the conditions to the closing of the Merger is no judgment, injunction, order or decree of any governmental authority of competent jurisdiction prohibiting the consummation of the Merger shall be in effect, and no law shall have been enacted, entered, promulgated or enforced by any governmental authority after the date of the Merger Agreement that, in any case, prohibits, restrains, enjoins or makes illegal the consummation of the Merger and the other transactions contemplated by the Merger Agreement. Consequently, if a settlement or other resolution is not reached in the lawsuit referenced above and the plaintiff secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of FCFS and the Company.

Completion of the Merger is not assured. If the Merger is not completed, the ongoing businesses and financial results of FCFS and/or the Company may be adversely affected and FCFS and/or the Company will be subject to several risks, including the following:

•	the price of FCFS’s common stock and the Company’s common stock may decline to the extent that its current market prices reflect a market assumption that the Merger will be completed;

•	having to pay significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a termination fee of $30 million;

•	negative reactions from customers, shareholders and market analysts;

•	the possible loss of employees necessary to operate the respective businesses;

•
FCFS and the Company will have been subject to certain restrictions on the conduct of their businesses, which may have prevented them from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	the diversion of the focus of each company’s management to the Merger instead of on pursuing other opportunities that could have been beneficial to their respective companies.

If the Merger is not completed, FCFS and the Company cannot assure their respective shareholders that these risks will not materialize and will not have a Material Adverse Effect on FCFS or the Company or each of their stock prices.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either FCFS or the Company.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of FCFS’s and the Company’s ability to solicit, initiate or knowingly encourage or facilitate any inquiry, proposal or offer with respect to any acquisition proposal for a competing transaction, including any acquisition of a significant interest in FCFS’s or the Company’s assets or stock. Further, even if the FCFS board of directors or the Company’s board of directors withdraws or qualifies its recommendation with respect to the Merger, FCFS or the Company, as the case may be, will still be required to submit each of their Merger-related proposals to a vote at their respective special meetings, unless the other party shall terminate the Merger Agreement. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of FCFS or the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $30 million termination fee that may become payable by either FCFS or the Company to the other party in certain circumstances.

If the Merger Agreement is terminated and either FCFS or the Company determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

FCFS’s and the Company’s executive officers and directors have certain interests in the Merger that may be different from, or in addition to, the interests of FCFS and the Company’s stockholders generally.

FCFS’s and the Company’s executive officers and directors have certain interests in the Merger that may be different from, or in addition to, the interests of FCFS stockholders and the Company shareholders generally. FCFS’s executive officers and the Company’s executive officers negotiated the terms of the Merger Agreement. The executive officers of FCFS and the Company have arrangements with FCFS and the Company, respectively, that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Merger. In addition, certain of FCFS’s and the Company’s compensation and benefit plans and arrangements provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Merger, including accelerated vesting of restricted stock held by FCFS executive officers, and the conversion of the Company restricted stock units held by the Company’s executive officers and directors into the right to receive a payment in cash or FCFS common stock equal in value to the Merger consideration and, in certain circumstances, shares of common stock of Enova. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Merger.

Upon completion of the Merger, the board of directors of the combined company will be comprised initially of seven members, (i) three of whom will be selected by FCFS, (ii) three of whom will be selected by the Company and (iii) a former FCFS director selected by FCFS and approved by the Company. Mr. Wessel, the current chairman, president and chief executive officer of FCFS, will serve as the chief executive officer and vice chairman of the combined company, and Mr. Feehan, the current executive chairman of the board of directors of the Company, will serve as chairman of the board of directors of the combined company. Additionally, the combined company’s management team will include executives from each of FCFS and the Company. R. Douglas Orr, the current chief financial officer and an executive vice president of FCFS, will serve as the chief financial officer and an executive vice president of the combined company. T. Brent Stuart, currently the president and chief executive officer of the Company, will serve as the president and chief operating officer of the combined company. In connection with the Merger, Messrs. Wessel, Orr and Stuart have discussed entering into employment agreements but have not yet entered into such agreements as of the date of this report.

The boards of directors of FCFS and the Company were aware of these interests at the time each approved the Merger and the Merger Agreement. These interests, including the continued employment of certain executive officers of FCFS and the Company by the combined company, the continued positions of certain directors of FCFS and the Company as directors of the combined company and the indemnification of former directors and officers by the combined company, may cause FCFS’s and the Company’s directors and executive officers to view the Merger proposal differently and more favorably than shareholders may view it.

Current holders of FCFS and the Company’s common stock will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Upon the completion of the Merger, each Company shareholder who receives shares of FCFS common stock will become a stockholder of the combined company with a percentage ownership of the combined company that is smaller than such shareholder’s percentage ownership of the Company. Similarly, after completion of the Merger, the shares of combined company common stock retained by each FCFS stockholder will represent a smaller percentage ownership of the combined company than such stockholder’s percentage ownership of FCFS. It is currently expected that the shareholders of the Company immediately prior to the effective time of the Merger as a group will receive shares in the Merger constituting approximately 42% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. As a result, stockholders of FCFS immediately prior to the effective time of the Merger as a group will own approximately 58% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. Because of this, FCFS and the Company’s stockholders will have less voting power and therefore less influence on the management and policies of the combined company than they now have on the management and policies of FCFS and the Company, respectively.

FCFS and the Company expect to incur substantial transaction-related costs in connection with the Merger.

FCFS and the Company have incurred and expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the Merger could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on the financial condition and results of operation of FCFS and the Company prior to the Merger and of the combined company thereafter.

Shares of FirstCash, Inc. common stock to be received by the Company’s shareholders in the Merger will have rights different from the shares of the Company’s common stock.

Upon completion of the Merger, the rights of former shareholders of the Company who become stockholders of the combined company, FirstCash, Inc., will be governed by the certificate of incorporation and bylaws of FirstCash, Inc. which are identical in most respects to the current certificate of incorporation and bylaws of FCFS, except for changes to be made to the bylaws of FCFS pursuant to the Merger Agreement to address the separation of the chief executive officer and president roles and to clarify the chairman and vice chairman roles. The rights associated with shares of FirstCash, Inc. common stock will be different from the rights associated with shares of the Company’s common stock, and the differences are set forth in the Joint Proxy.

Shareholders of the Company will not be entitled to dissenters’ or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Texas Business Organizations Code (the “TBOC”), shareholders generally have appraisal rights in the event of a Merger or consolidation. However, these appraisal rights are not available if (i) the shares held by the shareholder are part of a class of shares listed on a national securities exchange or held of record by at least 2,000 holders, (ii) the shareholder is not required to accept for his or her shares any consideration that is different than the consideration to be provided to any other holder of shares of the same class held by the shareholder, and (iii) the shareholder is not required to accept any consideration other than shares of a corporation that satisfy the requirements in clause (i) above.

Because the Company’s common stock is listed on the New York Stock Exchange, a national securities exchange, and the FCFS common stock is listed on the NASDAQ, a national securities exchange, and is expected to continue to be so listed following the Merger, and because the Merger otherwise satisfies the foregoing requirements, holders of the Company’s common stock will not be entitled to dissenters’ or appraisal rights in the Merger with respect to their shares of the Company common stock.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, the shareholders of the Company may be required to pay substantial U.S. federal income taxes.

Although FCFS and the Company intend that the Merger qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, it is possible that the Internal Revenue Service (“IRS”) may assert that the Merger fails to qualify as such. If the IRS were to be successful in any such contention or if for any other reason the Merger were to fail to qualify as a “reorganization,” each Company shareholder would recognize a gain or loss with respect to all such stockholder’s shares of the Company’s common stock based on the difference between (i) the Company shareholders’ tax basis in such shares and (ii) the aggregate cash and the fair market value of the FCFS common stock received.

The Merger may adversely impact the tax-free status of the spin-off by the Company of its former subsidiary, Enova International, Inc. (“Enova”), in November 2014, which could result in material liabilities to the combined company under the tax laws.

FCFS and the Company believe that the Merger will not adversely impact the tax-free status of the Enova spin transaction following the effective time of the Merger. However, it is possible that the IRS could assert that the Merger caused the Enova spin transaction to be treated as a taxable transaction for U.S. federal income tax purposes. If the IRS were to be successful in any such contention or if for any other reason the combined company were to take actions that would cause the Enova spin transaction to be treated as a taxable transaction, the combined company could be subject to significant tax liabilities. In addition, in accordance with a tax matters agreement entered into between the Company and Enova in connection with the Enova spin transaction, the Company could be subject to liability for any tax liabilities incurred by Enova or Enova’s shareholders if the Merger were to cause the Enova spin transaction to be deemed taxable.

Risk Factors Relating to the Combined Company Following the Merger

The combined company may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of FCFS and the Company to realize the anticipated benefits of the Merger will depend, to a large extent, on the combined company’s ability to successfully integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of FCFS and the Company. The integration process may disrupt the business of the combined company and, if implemented ineffectively, would restrict the full realization of the anticipated benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely impact the business, financial condition and results of operations of the combined company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of the attention of the combined company’s management and employees. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems, including information technology systems;

•	difficulties in establishing effective uniform controls, standards, systems, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in the acculturation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company with both a domestic and foreign business presence;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.

Many of these factors will be outside of the control of the combined company, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings and diversion of management’s time and energy, which could have a Material Adverse Effect on the combined company. In addition, even if the operations of the businesses of FCFS and the Company are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or cash flows that are expected, and the combined company will also be subject to additional risks that could impact future earnings, such as foreign currency exchange risks, among others. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of FCFS and the Company. All of these factors could cause dilution of the earnings per share of the combined company, decrease or delay the expected accretive effect of the Merger, negatively impact the price of the combined company’s stock, impair the ability of the combined company to return capital to its stockholders or have a material adverse effect on the business, financial condition and results of operations of the combined company.

The Merger may not be accretive and may cause dilution of the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock.

FCFS and the Company currently anticipate that the Merger will be accretive to stockholders on an adjusted earnings per share basis in 2017. This expectation is based on preliminary estimates, which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution of the combined company’s adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of the combined company’s common stock.

The unaudited pro forma combined financial information included in the Joint Proxy may not be indicative of what the combined company’s actual financial position or results of operations would have been.

The unaudited pro forma combined financial information included in the Joint Proxy is presented solely for illustrative purposes and is not necessarily indicative of what the combined company’s actual financial position or results of operations would have been had the Merger been completed on the dates indicated. The unaudited pro forma combined financial information reflects adjustments that were developed using preliminary estimates based on available information and various assumptions and may be revised as additional information becomes available. Accordingly, the final acquisition accounting adjustments may differ materially from the pro forma adjustments reflected in the Joint Proxy.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either FCFS’s or the Company’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the Merger and the integration of FCFS and the Company.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of FCFS and the Company. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including store point of sale and pawn transaction management systems, accounting and finance, payroll and incentive compensation, pawn collateral valuation and pricing and employee benefits. While FCFS and the Company have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

The Merger will trigger required consents under FCFS’s and the Company’s respective credit facilities and will require amendments to FCFS’s existing credit facility or refinancing of FCFS’s and the Company’s credit facilities. If FCFS or the Company is unable to obtain required consents and amend or refinance such credit facilities, the indebtedness due under such facilities will come due upon consummation of the Merger, in which case the combined company may not have the resources to discharge such indebtedness and other debt that may become due and payable as a result of the Merger. Obtaining such consents and amendments or refinancings is not a condition to consummation of the Merger.

FCFS is a party to that certain Credit Agreement, dated as of February 5, 2014 (as the same has been or in the future will be amended, restated, supplemented or otherwise modified from time to time, the “FCFS Credit Facility”), with Wells Fargo Bank, National Association (“Wells”) acting as agent for the lenders party thereto from time to time. The Company is a party to that certain Credit Agreement, dated March 30, 2011 (as the same has been or in the future will be amended, restated, supplemented or otherwise modified from time to time, the “Line of Credit”), with Wells acting as agent for the lenders party thereto from time to time. As of June 30, 2016, the principal amount outstanding under the FCFS Credit Facility and the Company’s Line of Credit was $50.5 million and $3.8 million, respectively, or an aggregate principal amount of $54.3 million. Both the FCFS Credit Facility and the Company’s Line of Credit prohibit FCFS and Company from merging with another party, subject to certain exceptions that are not applicable to the Merger. Accordingly, prior to the consummation of the Merger, FCFS and the Company must obtain the consent of certain lenders under their respective credit facilities and amend the terms of such credit facilities to accommodate the working capital needs of the combined company and repay any amounts outstanding under the Company’s Line of Credit.
In addition to indebtedness outstanding under the Company’s Line of Credit, as of June 30, 2016, the Company had outstanding $181.5 million principal amount of senior notes due 2018, which were issued under an indenture, dated May 15, 2013, between the Company, certain of its subsidiaries as guarantors, and Wilmington Savings Fund Society, FSB (the “Trustee”), as successor trustee (as the same has been or in the future will be amended, supplemented or modified from time to time, the “2018 Senior Notes Indenture”). On August 2, 2016, the Company sent an irrevocable notice to all holders of the 2018 Senior Notes indicating that it will redeem the 2018 Senior Notes in full on September 1, 2016. The 2018 Senior Notes will be redeemed at 100% of the aggregate principal amount of the 2018 Senior Notes outstanding plus the applicable “make whole” redemption price specified in the 2018 Senior Notes Indenture, plus accrued and unpaid interest up to the redemption date. The total amount estimated to be paid upon redemption is $198.5 million, which will be paid with borrowings under the Company’s Line of Credit. Following the redemption, no 2018 Senior Notes will remain outstanding.

On July 25, 2016, FCFS entered into an amendment and restatement of the FCFS Credit Facility (as amended and restated, the “Amended and Restated FCFS Credit Facility”), which amendment and restatement includes an increase in the facility amount sufficient to accommodate the working capital needs of the combined company and to repay any amounts outstanding under the Company’s Line of Credit. Following any such repayment, the Company’s Line of Credit will be terminated. The terms of the Amended and Restated FCFS Credit Facility are substantially similar to the terms of the FCFS Credit Facility, except that the Amended and Restated FCFS Credit Facility will be unsecured and will permit the consummation of the Merger. The funding of new loans under the Amended and Restated Credit Facility is expected to occur substantially simultaneously with the consummation of the Merger. Following the consummation of the Merger, the Company and its subsidiaries will be required to become guarantors under the Amended and Restated FCFS Credit Facility pursuant to customary joinder documentation.
The funding under the Amended and Restated FCFS Credit Facility is subject to certain customary closing conditions. Although FCFS believes that it will be able to satisfy the conditions to funding, there can be no assurance that it will succeed in satisfying such conditions. If the conditions to funding are not satisfied, the Company’s Line of Credit will not be able to be discharged and the Merger will result in an event of default thereunder. In such event, the combined company could be required to discharge in full all of the indebtedness under the Company’s Line of Credit, but the combined company may not have the financial resources in such event to discharge such indebtedness and to repurchase any tendered 2018 senior notes.

Pending litigation against the Company has the risk of requiring the Company to pay its outstanding bonds plus a premium and also of interfering with the Merger.

In Wilmington Savings Fund Society, FSB v. Cash America International, Inc., Case No. 15-cv-05027-JMF (S.D.N.Y. July 22, 2015), the trustee, acting on behalf of holders of the Company’s 2018 senior notes, has sued the Company, claiming that the Enova spin transaction constituted an event of default under the indenture under which the 2018 senior notes were issued and seeking the payment of the 2018 senior notes plus a make-whole premium set forth in the indenture, among other things. The Company has denied the merits of the claims and is vigorously defending itself in the litigation. Nevertheless, the litigation poses several risks to the Company, including the following:

•
The court may determine that the Enova spin transaction constituted an event of default under the indenture and that, as a consequence, the Company must pay the outstanding principal amount of the 2018 senior notes, which was approximately $181.5 million as of June 30, 2016, and accrued interest plus a make-whole premium sufficient to compensate the noteholders for the loss of interest they would have been paid had the 2018 senior notes remained outstanding to their stated maturity.

•
Given its contention that the Enova spin transaction constituted an event of default under the indenture, the trustee may seek to enjoin the Merger, claiming that the failure of the Company to obtain the consent of noteholders owning at least a majority of the outstanding 2018 senior notes to the Merger also constitutes an event of default under the indenture.

•
If the Merger closes without the consent of holders of a majority in principal amount of the outstanding 2018 senior notes, the trustee may claim that the Merger violated the indenture, providing an additional basis for the court to require the Company to pay the principal of and accrued interest on the 2018 senior notes, plus the make-whole payment.

If any of these risks materialize, it might materially adversely affect the value of the Merger to the Company and could have a Material Adverse Effect on the Company generally. The Company can provide no assurance regarding the outcome of the litigation. For more information about the litigation, see Note 5 of Part I, “Item 1. Financial Statements.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on the Company’s purchases of shares of its common stock, par value $0.10 per share, during each of the first six months of 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
January 1 to January 31	335,317	$28.86	334,000	2,650,134
February 1 to February 29	336,463	$30.18	280,000	2,370,134
March 1 to March 31	230,000	$36.55	230,000	2,140,134
April 1 to April 30	189,308	$38.71	183,800	1,956,334
May 1 to May 31	70	$38.10	—	1,956,334
June 1 to June 30	—	—	—	1,956,334
Total	1,091,158	$32.60	1,027,800

(a)
Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 1,317, 56,386 and 5,508 for the months of January, February and April, respectively; and the reinvestment of dividends on Director Deferred Shares, which resulted in the purchase of 77 and 70 shares for the months of February and May, respectively.

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

Date:	August 4, 2016	CASH AMERICA INTERNATIONAL, INC.

		By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 28, 2016, by and among First Cash Financial Services, Inc., Frontier Merger Sub, LLC and Cash America International, Inc.*	8-K	001-09733	2.1	4/29/2016

10.1	Form of 2016 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. 2014 Long-Term Incentive Plan					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X(2)

101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)

101.LAB(1)	XBRL Taxonomy Label Linkbase Document					X(2)

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)
* The disclosure letters to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such disclosure letters to the U.S. Securities and Exchange Commission upon request by the Commission.

(1)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016, June 30, 2015 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Equity as of June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to Consolidated Financial Statements.

(2)	Submitted electronically herewith.